Form 10-Q
period 1995-03-31
U S BIOSCIENCE INC
filed 1995-05-15
CIK 847562

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number                       1-10392
                      ----------------------------------------------------------

                             U.S. Bioscience, Inc.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

           Delaware                                              23-2460100
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     One Tower Bridge, One Hundred Front St., West Conshohocken, PA    19428
- --------------------------------------------------------------------------------
               (Address of principal executive offices)              (Zip Code)

                                (610) 832-0570
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ----


As of May 8, 1995, there were 40,770,800 shares of common stock outstanding.

                                                       Page 1 of 14 sequentially
                                                       numbered pages

                             U.S. BIOSCIENCE, INC.

                                     INDEX

                                                                            Page
Part I - Financial Information                                              ----


  Item 1.  Financial Statements

    Consolidated Balance Sheets at March 31, 1995 and December 31, 1994        3

    Consolidated Statements of Operations for the three month period ended March 31, 1995 and 1994 and the period May 7, 1987
     (inception) through March 31, 1995                                        4

    Consolidated Statements of Cash Flows for the three months ended
     March 31, 1995 and 1994 and the period May 7, 1987 (inception)
     through March 31, 1995                                                    5

    Consolidated Statements of Changes in Stockholders' Equity for the
     period May 7, 1987 (inception) through March 31, 1995                     6

    Notes to Consolidated Financial Statements                                 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           8

Part II - Other Information                                                   12

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31, 1995            DECEMBER 31, 1994
                                                                                  ----------------           -----------------
                                                                                      (UNAUDITED)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                       $      7,597,600           $     11,681,900
  Marketable securities                                                                 10,747,300                 12,746,400
  Accounts receivable, net                                                                 830,900                    791,600
  Interest receivable                                                                      115,400                    124,100
  Inventories                                                                            2,009,600                  1,857,200
  Other                                                                                    895,200                    774,300
                                                                                  ----------------           ----------------
            Total current assets                                                        22,196,000                 27,975,500

Property, plant and equipment at cost, less accumulated depreciation                     6,983,200                  6,488,800

                                                                                  ----------------           ----------------
            Total assets                                                          $     29,179,200           $     34,464,300
                                                                                  ================           ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related payroll taxes payable                          $      1,183,700           $      1,406,600
  Accrued clinical grants payable                                                          888,300                    827,400
  Accrued product manufacturing costs payable                                              604,200                    732,300
  Accrued  marketing costs payable                                                         384,800                    301,700
  Accrued professional fees payable                                                        363,600                    636,100
  Accounts payable and other accrued liabilities                                         1,353,000                  2,535,400
                                                                                  ----------------           ----------------
            Total current liabilities                                                    4,777,600                  6,439,500

Long-term liabilities:
  Long-term debt                                                                         1,053,600                    997,400
  Provision for litigation                                                               2,300,800                  2,300,800
  Other long-term liabilities                                                              807,200                    787,700
                                                                                  ----------------           ----------------
            Total long-term liabilities                                                  4,161,600                  4,085,900
                                                                                  ----------------           ----------------
            Total liabilities                                                            8,939,200                 10,525,400

Stockholders' equity:
  Preferred stock, $.005 par value-5,000,000 shares authorized;
      none issued                                                                             --                         --
  Common stock, $.005 par value-100,000,000 shares authorized; 40,770,800 shares issued and outstanding at March 31, 1995, and 40,770,800 shares
      issued and outstanding at December 31, 1994                                          203,900                    203,900
Additional paid-in capital                                                             128,323,100                128,323,100
Deficit accumulated during the development stage                                      (108,847,900)              (104,692,000)
Foreign currency translation adjustment                                                    560,900                    103,900
                                                                                  ----------------           ----------------
            Total stockholders' equity                                                  20,240,000                 23,938,900

                                                                                  ----------------           ----------------
            Total liabilities and stockholders' equity                            $     29,179,200           $     34,464,300
                                                                                  ================           ================

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED          PERIOD MAY 7, 1987
                                                            MARCH 31,                (INCEPTION)
                                                --------------------------------       THROUGH
                                                     1995              1994         MARCH 31, 1995
                                                --------------    --------------    --------------
Revenues:
    Net sales                                   $    2,200,200    $    2,160,100    $   18,629,400
    Net investment income                              379,400           249,000        24,206,300
    Licensing, royalty and research income              62,400              --           4,403,700
                                                --------------    --------------    --------------
                                                     2,642,000         2,409,100        47,239,400

Expenses:
    Cost of sales                                      742,100           494,200         4,710,000
    Selling, general and administrative costs        3,247,400         3,599,000        64,314,000
    Research and development costs                   2,788,600         4,280,100        75,765,700
    Provision for litigation                              --                --          10,165,000
    Interest expense                                    19,800              --           1,132,600
                                                --------------    --------------    --------------
                                                     6,797,900         8,373,300       156,087,300
                                                --------------    --------------    --------------
Net loss                                        $   (4,155,900)   $   (5,964,200)   $ (108,847,900)
                                                ==============    ==============    ==============

Net loss per share                              $        (0.10)   $        (0.15)
                                                ==============    ==============

Weighted average number of common shares            40,770,800        39,675,700
                                                ==============    ==============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31, 1995        PERIOD MAY 7, 1987
                                                                      -------------------------------------         (INCEPTION)
                                                                                                                      THROUGH
                                                                             1995                 1994             MARCH 31, 1995
                                                                      ---------------       ---------------       ----------------
Change in Cash and Cash Equivalents
Cash flows used in operating activities:
    Net loss                                                          $    (4,155,900)      $    (5,964,200)      $   (108,847,900)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation                                                         308,000               249,100              3,274,900
         Compensation element of stock option grants                             --                 270,000              5,303,400
         Loss on marketable securities                                         19,600               163,500                160,200
         Change in accounts receivable                                        (39,400)           (1,526,500)              (830,900)
         Change in interest receivable                                          8,800               (47,900)              (115,300)
         Change in inventories                                               (151,000)              390,500             (2,000,800)
         Change in other current assets                                      (101,500)             (304,200)              (844,000)
         Change in current liabilities                                     (1,762,700)           (1,709,500)             4,595,400
         Provision for litigation                                                --                    --               10,059,500
         Change in other long-term liabilities                                  2,000                26,800              1,107,400
                                                                      ---------------       ---------------       ----------------
              Total adjustments                                            (1,716,200)           (2,488,200)            20,709,800
                                                                      ---------------       ---------------       ----------------
              Net cash used in operating activities                        (5,872,100)           (8,452,400)           (88,138,100)

Cash flows provided by (used in) investing activities:
         Proceeds from marketable securities matured and sold               1,979,400           305,647,900          3,091,186,300
         Purchase of marketable securities                                       --            (282,086,400)        (3,102,088,900)
         Purchase of property, plant and equipment                           (213,700)             (626,400)            (9,531,300)
                                                                      ---------------       ---------------       ----------------
              Net cash provided by (used in) investing activities           1,765,700            22,935,100            (20,433,900)

Cash flows provided by financing activities:
         Proceeds from issuance of common stock and from execise
          of stock options                                                       --                 198,500            115,464,900
         Proceeds from loan                                                   (12,400)                 --                  633,600
         Proceeds from line of credit from affiliate                             --                    --                3,854,400
         Repayment of line of credit from affiliate                              --                    --               (3,854,400)
                                                                      ---------------       ---------------       ----------------
              Net cash provided by financing activities                       (12,400)              198,500            116,098,500

Foreign currency translation adjustment                                        34,500                81,000                 71,100
                                                                      ---------------       ---------------       ----------------
Net increase (decrease) in cash and cash equivalents                       (4,084,300)           14,762,200              7,597,600
Cash and cash equivalents-beginning of period                              11,681,900               158,900                   --
                                                                      ---------------       ---------------       ----------------
Cash and cash equivalents-end of period                               $     7,597,600       $    14,921,100       $      7,597,600
                                                                      ===============       ===============       ================
Supplemental cash flow disclosure:
         Interest paid to affiliate                                              --                    --         $      1,005,800

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH MARCH 31, 1995


                                                          COMMON STOCK            CLASS B STOCK        ADDITIONAL      ACCUM-
                                                       NUMBER OF               NUMBER OF                PAID-IN        ULATED
                                                        SHARES      AMOUNT      SHARES     AMOUNT       CAPITAL        DEFICIT
                                                      ----------   --------    ---------   -------   ------------   -------------
Issuance of shares for initial cash contribution
 of capital ($.005 per share of common stock
 and $.005 per share of Class B stock)                 9,000,000   $ 45,000    1,000,000   $ 5,000   $  1,000,000   $          --
  Net loss for the period May 7, 1987 (inception)
     through December 31, 1987                                --         --           --        --             --      (1,030,500)
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at December 31, 1987                           9,000,000     45,000    1,000,000     5,000      1,000,000      (1,030,500)
  Net loss for the year ended December 31, 1988               --         --           --        --             --      (1,556,800)
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at December 31, 1988                           9,000,000     45,000    1,000,000     5,000      1,000,000      (2,587,300)
  Proceeds from exercise of stock options                  2,500         --           --        --            400              --
  Compensation related to stock options                       --         --           --        --        305,900              --
  Issuance of shares ($6.00 per share, less costs)     2,500,000     12,500           --        --     14,061,400              --
  Conversion of class B stock to common stock          1,000,000      5,000   (1,000,000)   (5,000)            --              --
  Net loss for the year ended December 31, 1989               --         --           --        --             --      (5,743,300)
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at December 31, 1989                          12,502,500     62,500           --        --     15,367,700      (8,330,600)
  Proceeds from exercise of stock options                285,800      1,400           --        --        143,500              --
  Compensation related to stock options                       --         --           --        --        269,000              --
  Issuance of shares ($9.00 per share, less costs)     4,025,000     20,200           --        --     33,009,700              --
  Net loss for the year ended December 31, 1990               --         --           --        --             --      (4,924,900)
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at December 31, 1990                          16,813,300     84,100           --        --     48,789,900     (13,255,500)
  Proceeds from exercise of stock options                500,700      2,500           --        --      3,349,600              --
  Compensation related to stock options                       --         --           --        --      1,038,900              --
  Issuance of shares ($28.50 per share, less costs)    2,300,000     11,500           --        --     61,444,300              --
  Issuance of shares for a 2 for 1 stock dividend     19,614,000     98,000           --        --        (98,000)             --
  Net loss for the year ended December 31, 1991               --         --           --        --             --      (6,540,100)
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at December 31, 1991                          39,228,000    196,100           --        --    114,524,700     (19,795,600)
  Proceeds from exercise of stock options                264,400      1,400           --        --      1,336,400              --
  Compensation related to stock options                       --         --           --        --      1,452,400              --
  Net loss for the year ended December 31, 1992               --         --           --        --             --     (20,225,800)
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at December 31, 1992                          39,492,400    197,500           --        --    117,313,500     (40,021,400)
  Proceeds from exercise of stock options                106,500        500           --        --        614,300              --
  Compensation related to stock options                       --         --           --        --        906,900              --
  Net loss for the year ended December 31, 1993               --         --           --        --             --     (40,629,600)
  Foreign currency translation adjustment                     --         --           --        --             --              --
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at December 31, 1993                          39,598,900    198,000           --        --    118,834,700     (80,651,000)
  Proceeds from exercise of stock options                 75,300        400           --        --        404,900              --
  Class Action Settlement                              1,096,600      5,500           --        --      7,753,200              --
  Compensation related to stock options                       --         --           --        --      1,330,300              --
  Net loss for the year ended December 31, 1994               --         --           --        --             --     (24,041,000)
  Foreign currency translation adjustment                     --         --           --        --             --              --
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at December 31, 1994                          40,770,800    203,900           --        --    128,323,100    (104,692,000)
  Proceeds from exercise of stock options                     --         --           --        --             --              --
  Net loss for the three months ended March 31, 1995          --         --           --        --             --      (4,155,900)
  Foreign currency translation adjustment                     --         --           --        --             --              --
                                                      ----------   --------    ---------   -------   ------------   -------------
Balance at March 31, 1995                             40,770,800   $203,900           --   $    --   $128,323,100   $(108,847,900)
                                                      ==========   ========    =========   =======   ============   =============

                                                                        TOTAL
                                                                        STOCK-
                                                         OTHER         HOLDERS'
                                                         EQUITY         EQUITY
                                                       ---------    -------------
Issuance of shares for initial cash contribution
 of capital ($.005 per share of common stock
 and $.005 per share of Class B stock)                 $      --    $   1,050,000
  Net loss for the period May 7, 1987 (inception)
     through December 31, 1987                                --       (1,030,500)
                                                       ---------    -------------
Balance at December 31, 1987                                  --           19,500
  Net loss for the year ended December 31, 1988               --       (1,556,800)
                                                       ---------    -------------
Balance at December 31, 1988                                  --       (1,537,300)
  Proceeds from exercise of stock options                     --              400
  Compensation related to stock options                       --          305,900
  Issuance of shares ($6.00 per share, less costs)            --       14,073,900
  Conversion of class B stock to common stock                 --               --
  Net loss for the year ended December 31, 1989               --       (5,743,300)
                                                       ---------    -------------
Balance at December 31, 1989                                  --        7,099,600
  Proceeds from exercise of stock options                     --          144,900
  Compensation related to stock options                       --          269,000
  Issuance of shares ($9.00 per share, less costs)            --       33,029,900
  Net loss for the year ended December 31, 1990               --       (4,924,900)
                                                       ---------    -------------
Balance at December 31, 1990                                  --       35,618,500
  Proceeds from exercise of stock options                     --        3,352,100
  Compensation related to stock options                       --        1,038,900
  Issuance of shares ($28.50 per share, less costs)           --       61,455,800
  Issuance of shares for a 2 for 1 stock dividend             --               --
  Net loss for the year ended December 31, 1991               --       (6,540,100)
                                                       ---------    -------------
Balance at December 31, 1991                                  --       94,925,200
  Proceeds from exercise of stock options                     --        1,337,800
  Compensation related to stock options                       --        1,452,400
  Net loss for the year ended December 31, 1992               --      (20,225,800)
                                                       ---------    -------------
Balance at December 31, 1992                                  --       77,489,600
  Proceeds from exercise of stock options                     --          614,800
  Compensation related to stock options                       --          906,900
  Net loss for the year ended December 31, 1993               --      (40,629,600)
  Foreign currency translation adjustment               (291,800)        (291,800)
                                                       ---------    -------------
Balance at December 31, 1993                            (291,800)      38,089,900
  Proceeds from exercise of stock options                     --          405,300
  Class Action Settlement                                               7,758,700
  Compensation related to stock options                       --        1,330,300
  Net loss for the year ended December 31, 1994               --      (24,041,000)
  Foreign currency translation adjustment                395,700          395,700
                                                       ---------    -------------
Balance at December 31, 1994                             103,900       23,938,900
  Proceeds from exercise of stock options                     --               --
  Net loss for the three months ended March 31, 1995          --       (4,155,900)
  Foreign currency translation adjustment                457,000          457,000
                                                       ---------    -------------
Balance at March 31, 1995 (unaudited)                  $ 560,900    $  20,240,000
                                                       =========    =============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The company is a pharmaceutical company established to develop and market drugs, principally chemotherapeutic drugs, for treating patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through March 31, 1995, the company's revenues have been derived principally from investment income, product sales of Hexalen(R) and NeuTrexin(R), licensing fees for rights to develop and market certain products principally in Europe and Japan and contract development activities. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Unaudited information -- The financial information for the three month period ended March 31, 1995 and 1994, and the period from May 7, 1987 (inception) through March 31, 1995 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     Principles of Consolidation -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

     Inventories -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                     March 31,     December 31,
                        1995           1994
                     ----------    ------------
Raw materials        $  230,400      $   38,100
Work-in-process       1,459,300       1,597,100
Finished goods          319,900         222,000
                     ----------      ----------
Total                $2,009,600      $1,857,200
                     ==========      ==========

     Property, Plant and Equipment -- Buildings, furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Buildings furniture and equipment are depreciated by the straight-line method over their useful lives. Leasehold improvements are depreciated by the straight-line method over the shorter of their useful lives or the life of the lease for financial reporting purposes and under an accelerated method for federal income tax purposes.

Property, plant and equipment consists of:

                                                  March 31,      December 31,
                                                    1995             1994
                                                ------------     ------------
Land, buildings, and leasehold improvements      $ 2,225,400      $ 2,026,900
Equipment, furniture and fixtures                  8,054,000        7,428,800
Accumulated depreciation                          (3,296,200)      (2,966,900)
                                                ------------     ------------
Property, plant and equipment, net               $ 6,983,200      $ 6,488,800
                                                ============     ============


          Additionally, all information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be obtained for the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

          Operations for the three months ended March 31, 1995, consisted primarily of the commercial marketing of Hexalen(R) and NeuTrexin(R) in the United States, the preparation of and follow-up activities on regulatory filings for Ethyol(R) in the United States, Canada and Europe, continuing clinical trials and product development of Ethyol, NeuTrexin and Hexalen, and business development activities in the United States, Canada and Europe.

          The company, in January 1995, following the December 1994 meeting of the Oncologic Drug Advisory Committee of the FDA ("ODAC") which withheld recommendation for the U.S. approval of Ethyol, went through an internal restructuring and downsizing in an effort to reduce expenditures so as to preserve financial resources for its research, product development and commercial objectives. This restructuring resulted in a reduction in the company's staff and expenditures and a reprioritization of research efforts focusing on near-term projects, which management believes may be capable of providing additional revenues. A one-time restructuring charge of $600,000, principally to cover severance payments, was charged to results of operations in the first quarter of 1995.

          The company received regulatory approval for Ethyol in several European countries in late 1994 and early 1995, and its marketing partner for European territories Scherico Ltd., an affiliate of Schering-Plough Corporation ("Scherico"), launched Ethyol in Germany and the United Kingdom in April and May 1995, respectively and plans to begin sales and marketing efforts in other European countries where regulatory approvals have been received and as soon as local pricing and reimbursement approvals are granted.

          The company believes that its expenditures for research and development, marketing, capital equipment and facilities will continue to exceed revenues as a result of (i) seeking U.S. regulatory approval for Ethyol and further clinical trials and regulatory approvals for Ethyol, NeuTrexin and Hexalen, (ii) the marketing of Hexalen and NeuTrexin and marketing preparation for its other drugs particularly Ethyol in Europe where the company has received regulatory approval and shares initial profits and losses with its marketing partner, Scherico, (iii) expansion of clinical and preclinical testing of drug compounds, including expanded indications for existing drugs and (iv) development and enhancement of manufacturing and analytical capabilities.

Results of Operations
Three months ended March 31, 1995

          Product sales increased to $2,200,200 in the three month period ended March 31, 1995 from $2,160,100 in the prior year period. The increase is primarily attributable to an increase in Hexalen sales in the United States and the initial shipments of Ethyol to Scherico for use in Europe. These increases were partly offset by a decline in NeuTrexin sales due to the substantial wholesale stocking which occurred with the launch of NeuTrexin in the United States in January 1994.

          Net investment income increased to $379,400 in the first quarter of 1995 as compared to $249,000 in the corresponding 1994 period due to a net realized gain of $50,000 on marketable securities recorded in the first quarter of 1995 as compared to a net loss of $172,000 recorded in the 1994 quarter.
This increase is partly offset by a reduction in interest income of $102,300 due to the smaller average portfolio balance in the 1995 period.

          Cost of sales, which consists of product manufacturing, testing, delivery and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the 1995 period increased to 33.7% from 22.9% in the prior year period due principally to the sale of Ethyol to Scherico which was approximately at cost of manufacture. Sales of Ethyol to Scherico will generate positive returns to the company if and when the product achieves profitability as defined in the company's agreement with Scherico.
Additionally, NeuTrexin production costs increased due to a change in the source of drug substance. These unfavorable movements were partly offset by a higher margin on U.S. sales of Hexalen reflecting an increased trade price.

          Selling, general and administrative costs for the three month period ended March 31, 1995 decreased to $3,247,400 from $3,599,000 in the year ago period. The decrease of $351,600 was achieved despite the inclusion of a $600,000 provision for the estimated cost of the internal restructuring noted above. Decreases in marketing expenditures of $424,300, bonus accruals of $117,600, annual report expenses of $90,000 and legal fees of $84,000 were the primary contributors to the reduced overall expenditure level.

          Research and development costs for the three months ended March 31, 1995 were $2,788,600 compared to $4,280,100 in the corresponding 1994 period. The decrease was principally due to personnel cost reductions totaling $716,200, consistent with the company's internal restructuring, lower research and product development expenditures of $310,100 reflective of the completion and scale-down of several development programs and the capitalization of certain previously expensed Ethyol related inventory costs of approximately $400,000 in conjunction with the product's marketing approval in several European countries.

          The net loss for the three months ended March 31, 1995 was $4,155,900 or $0.10 per share compared to $5,964,200 or $0.15 per share in the 1994 period.


Liquidity and Capital Resources

          Since its inception, the company has financed operations principally through the sale of equity capital, investment income, sales of Hexalen and NeuTrexin and revenues received through sublicensing its drugs. As of March 31, 1995, the company's cash, cash equivalents and marketable securities totaled $18,344,900. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

          During the first three months of 1995, net cash used in operations amounted to $5,872,100 principally due to the net loss discussed above under "Results of Operations" and a decrease in current liabilities. Until such time as one or more of the company's additional products receive regulatory approval and sales or other revenue from approved products and other sources exceed expenditures, the company's cash position will continue to be reduced due principally to expenditures in research, product development, marketing, selling and administrative activities. Failure to obtain regulatory approvals on products currently in development and to achieve significant sales will have a material adverse effect on the company. Additionally, the level of future product sales will also depend on several factors, including product acceptance, market penetration, competitive products, the performance of the company's licensees and distributors and the healthcare system existing in each market where the company's products are or may become commercially available.

          The company's capital expenditures were $213,700 in the first quarter of 1995 and total $9,531,300 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility progressed through 1994 and manufacturing expenditures are expected to further increase in 1995 as commercial quantities of NeuTrexin and Ethyol are produced, subject to U.S. regulatory approval. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994.
A Dutch Guilder based mortgage loan, currently equivalent to approximately $750,000 relating to this facility was obtained in

May 1994. The purchase price for this facility was $2,250,000 and approximately $2,384,000 in capital improvement were made since its purchase to make the facility operational. Further improvements estimated at $450,000 are planned in 1995.

          In April 1993, the company received $500,000 from the Commonwealth of Pennsylvania's Machinery and Equipment Loan Fund program (MELF), which provides financing for companies expanding employment in the Commonwealth. The loan will amortize over a seven-year term and bears interest at a rate of 2% per annum. The company is currently in the process of negotiating a $1,000,000 credit line from an international financial institution. This line of credit, if obtained, will be utilized by the company's subsidiary, USB Pharma B.V., located in The Netherlands, for funding working capital requirements. The credit line would be guaranteed by U.S. Bioscience, Inc.

          The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to the time and cost required to obtain regulatory approvals; the time and cost required to manufacture and market its products; its success in generating revenues from sales; obtaining the rights to additional commercially viable compounds; its ability to enter into sublicenses or distribution agreements for marketing certain of its drugs; its dependence on sublicense and distribution arrangements for sales of its products; competitive technological developments; additional government-imposed regulation and control; and changes in healthcare systems which affect reimbursement, pricing or availability of drugs. The above factors may also affect realization of certain assets currently held by the company. These principally include investments in plant and equipment, inventory and deferred tax assets.

          The company is hopeful that its products currently under regulatory review will, in the near future, receive regulatory approval and generate sufficient sales to provide meaningful cash resources. However, no assurance can be given that regulatory approval will be obtained in a timely manner, if ever, or that the company will have adequate financial resources to commercialize its products when approved or that product sales, if any, will be sufficient to cover operating expenses. Dependent upon the extent of the company's financial resources at the time of regulatory approval, the company may consider alternative means of commercializing it products, including but not limited to, seeking a corporate partner to co-promote its products, licensing arrangements, or other arrangements which will facilitate product sales and company revenues. Assuming such regulatory approval is not obtained, the company believes its cash and marketable securities as of March 31, 1995 were sufficient to cover operating expenses for approximately 12 months. To extend its current financial resources, the company has instituted programs to reduce expenditures. As noted above, the company initiated an internal restructuring in January 1995 in an effort to reduce expenditures and has reduced its staff from 165 individuals at January 1, 1994 to 112 at March 31, 1995. However, no assurance can be given that these measures will be successful in reducing expenditures to the degree necessary to allow the company to reach its regulatory and commercial objectives and eventual profitability. While the company has explored additional sources of funds through private and public equity and debt markets, to date the company has not been able to arrange for such financing on terms acceptable to the company. Although the company continues to explore additional sources of financing, there can be no assurance that the company's financing efforts will be successful.

          In 1995, Scherico, the company's European distributor for its cytoprotective agent, Ethyol, intends to launch Ethyol in several European markets where regulatory approvals have been received. As noted above, Scherico launched Ethyol in Germany and the United Kingdom in April and May 1995, respectively. Under the terms of its agreement with Scherico, the company will share in operating profits/losses generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. The company's exposure to operating losses, if any, generated from the Major Markets is limited to approximately $4 million for 1995. A limit on operating losses, if any, attributable to the Major Markets for 1996 will be established later in 1995 based on an operating plan for 1996. The company will share in operating profits, if any, generated from sales of Ethyol in the other countries in the European Territories outside the Major Markets in which Ethyol is launched by Scherico, but is not exposed to operating losses, if any, generated in such countries. Profits or losses under the agreement with Scherico are affected by the same uncertainties noted in the preceding paragraphs. The company is hopeful that the launch of its drug product Ethyol will be financially successful in Europe. However, no assurance can be given that the company will not be exposed to losses under this agreement and will at the time its share of such losses is due and payable, have the financial resources to meet its obligation. No share of operating profits or losses derived from the company's agreement with Scherico were reflected in the company's results of operations for the January to March 1995 period.



                          PART II - Other Information

Item 1.  Legal Proceedings.

          On May 6, 1994, the company received final court approval for the settlement of the Consolidated Class Action Complaint In re U.S. Bioscience Securities Litigation Civil Action No. 92-678. The settlement included $5,250,000 in cash contributed by the company's insurance carriers and $10,000,000 in U.S. Bioscience securities. The securities consist of 1,096,634 units of securities; each unit is comprised of one share of common stock and one warrant to purchase from the company one share of U.S. Bioscience common stock. The warrants are exercisable for three years from the date of issuance, April 24, 1995, at an exercise price of $9.20. The value of the common stock component of each unit, $7.075 was determined based upon the company's average common stock price over the ten day trading period immediately preceding May 11, 1994. The value of each warrant was calculated, based upon the $7.075 per common share average price, using the Black-Scholes option pricing model, at $2.044. On June 29, 1994, stock certificates representing the 1,096,634 shares of common stock were issued to plaintiffs' counsel as escrow agent for U.S. Bioscience Securities Litigation Class Settlement Fund. On April 24, 1995, after completion of the claims administration process, all of the warrants and one-third of the common stock were distributed in accordance with the terms of the settlement. An additional one-third of the common stock will be distributed in late August 1995 and the final one-third of the common stock will be distributed in late December 1995.

          Upon filing of the Stipulation of Settlement in January 1994, and the issuance of the order preliminarily approving the settlement which had been agreed by the company, counsel for the plaintiffs and the court, the company accrued a provision for the net cost of settlement and estimated expenses of $10,165,000 ($.26 per share) against 1993 results of operations. During 1994, $7,758,700 of this accrual was transferred to stockholders' equity upon issuance into escrow of the common stock component of the settlement and $105,500 was utilized to pay legal and other related expenses. Of the remaining $2,300,800, $2,241,400 will be transferred to stockholders' equity during the second quarter of 1995 (upon issuance of the warrant component of the settlement) and $59,400 used to cover remaining litigation-related expenses.

Item 2.  Changes in Securities.
                Not applicable.

Item 3.  Defaults Upon Senior Securities.
                Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.
                Not applicable.

Item 5.  Other Information.

          In late April 1995, the Food and Drug Administration announced that it has scheduled a review of the company's cytoprotective agent, Ethyol (amifostine), for the Oncologic Drug Advisory Committee ("ODAC") meeting to be held on June 9, 1995. Ethyol has been reviewed by the ODAC panel on two previous occasions, in January 1992 and December 1994, and did not receive a recommendation for approval. After each of the two previous ODAC meetings the price of the company's common stock, which is traded on the American Stock Exchange, suffered significant declines in value. There can be no assurance that the ODAC review panel scheduled for June 9, 1995 will recommend approval of Ethyol or that the company's common stock price will not suffer significant declines if Ethyol is not recommended for approval by the ODAC. Failure to achieve a recommendation for approval at the June 9, 1995 ODAC meeting will have a material adverse effect on the company and severely limit its ability to raise additional capital necessary to fund its ongoing operations at current levels and achieve its current commercial and research objectives.

Item 6.  Exhibits and Reports on Form 8-K.

                 a.  Exhibit
                     Not applicable.

                 b. There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          U.S. BIOSCIENCE, INC.



Date:  May 12, 1995                   By: /s/ Robert I. Kriebel
                                          -------------------------------
                                          Robert I. Kriebel
                                          Senior Vice President
                                          Finance and Administration