Form 10-Q
period 1995-06-30
U S BIOSCIENCE INC
filed 1995-08-14
CIK 847562

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number              1-10392
                       --------------------------------------------------------


                             U.S. Bioscience, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

         Delaware                                             23-2460100
-------------------------------                       --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     One Tower Bridge, One Hundred Front St., West Conshohocken, PA  19428
--------------------------------------------------------------------------------
            (Address of principal executive offices)              (Zip Code)



                                (610) 832-0570
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ____
                                        -----


As of August 8, 1995, there were 40,830,300 shares of common stock outstanding.

                             U.S. BIOSCIENCE, INC.

                                     INDEX

                                                                                           Page
                                                                                           ----
Part I - Financial Information


     Item 1.  Financial Statements

        Consolidated Balance Sheets                                                           3

        Consolidated Statements of Operations                                                 4

        Consolidated Statements of Cash Flows                                                 5

        Consolidated Statements of Changes in Stockholders' Equity                            6

        Notes to Consolidated Financial Statements                                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                           9


Part II - Other Information


     Item 4.  Submission of Matters to a Vote of Securities Holders                          14

     Item 5.  Other Information                                                              14

     Item 6.  Exhibits and Reports on Form 8-K                                               15

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30, 1995         DECEMBER 31, 1994
                                                                                        -------------         -----------------
                                                                                         (UNAUDITED)

                                              ASSETS
Current assets:
   Cash and cash equivalents                                                         $     11,965,500          $     11,681,900
   Marketable securities                                                                    4,991,600                12,746,400
   Accounts receivable, net                                                                   900,800                   791,600
   Interest receivable                                                                         85,100                   124,100
   Inventories                                                                              2,255,400                 1,857,200
   Other                                                                                      968,800                   774,300
                                                                                      ----------------          ----------------
          Total current assets                                                             21,167,200                27,975,500

Property, plant and equipment at cost, less accumulated depreciation                        6,772,700                 6,488,800
                                                                                      ----------------          ----------------
          Total assets                                                               $     27,939,900                34,464,300
                                                                                      ================          ================
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued compensation and related payroll taxes payable                            $      1,271,200                 1,406,600
   Accrued clinical grants payable                                                            793,200                   827,400
   Accrued product manufacturing costs payable                                                376,400                   732,300
   Accrued  marketing costs payable                                                           376,500                   301,700
   Accrued professional fees payable                                                          343,800                   636,100
   Accounts payable and other accrued liabilities                                           2,233,400                 2,535,400
                                                                                      ----------------          ----------------
          Total current liabilities                                                         5,394,500                 6,439,500

Long-term liabilities:
   Long-term debt                                                                           1,635,400                   997,400
   Provision for litigation                                                                    22,700                 2,300,800
   Other long-term liabilities                                                                863,300                   787,700
                                                                                      ----------------          ----------------
          Total long-term liabilities                                                       2,521,400                 4,085,900
                                                                                      ----------------          ----------------
          Total liabilities                                                                 7,915,900                10,525,400

Stockholders' equity:
   Preferred stock, $.005 par value-5,000,000 shares authorized;
       none issued                                                                                 --                        --
   Common stock, $.005 par value-100,000,000 shares authorized; 40,804,900 shares issued and outstanding at June  30, 1995, and 40,770,800 shares
       issued and outstanding at December 31, 1994                                            204,000                   203,900
Additional paid-in capital                                                                130,647,400               128,323,100
Deficit accumulated during the development stage                                         (111,321,900)             (104,692,000)
Foreign currency translation adjustment                                                       494,500                   103,900
                                                                                      ----------------          ----------------
          Total stockholders' equity                                                       20,024,000                23,938,900
                                                                                      ----------------          ----------------
          Total liabilities and stockholders' equity                                 $     27,939,900                34,464,300
                                                                                      ================          ================


                                                         SEE ACCOMPANYING NOTES.

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED        SIX MONTHS ENDED         PERIOD MAY 7, 1987

                                                                    JUNE 30,                   JUNE 30,               (INCEPTION)
                                                                    -------                     -------                 THROUGH
                                                              1995          1994          1995          1994          JUNE 30, 1995
                                                              ----          ----          ----          ----          -------------

Revenues:
        Net sales                                         $    2,160,100 $  1,353,600  $  4,360,300  $   3,513,700   $   20,789,500
        Net investment income                                    290,400      313,200       669,800        562,200       24,496,700
        Licensing, royalty and other income                    1,161,500      100,800     1,223,900        100,800        5,565,200
                                                           -------------  -----------   -----------    -----------     ------------
                                                               3,612,000    1,767,600     6,254,000      4,176,700       50,851,400

Expenses:
        Cost of sales                                            448,800      323,500     1,190,900        817,700        5,158,800
        Selling, general and administrative costs              2,639,100    3,739,400     5,886,500      7,338,400       66,953,100
        Research and development costs                         2,977,600    4,690,200     5,766,200      8,970,300       78,743,300
        Provision for litigation                                      --           --            --             --       10,165,000
        Interest expense                                          20,500           --        40,300             --        1,153,100
                                                           -------------- -----------   ------------  -------------  --------------
                                                               6,086,000    8,753,100    12,883,900     17,126,400      162,173,300

                                                           -------------  -----------   ------------  -------------   -------------
Net loss                                                  $  (2,474,000)$ (6,985,500)$  (6,629,900)$  (12,949,700)$   (111,321,900)
                                                           ============== ============  =========== ==============  ===============
Net loss per share                                        $       (0.06)$      (0.18)$       (0.16)$        (0.33)
                                                            ============ ============ ============= ==============

Weighted average number of common shares                      40,776,000   39,706,500    40,773,400     39,683,900
                                                            ============ ============  ============  =============




                                  See accompanying notes.

                                          U. S. BIOSCIENCE, INC.
                                    ( A Development Stage Enterprise)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30, 1995    PERIOD MAY 7, 1987
                                                                             ------------------------------
                                                                                                                 (INCEPTION)

                                                                                                                     THROUGH
                                                                                     1995             1994        JUNE 30, 1995
                                                                                ------------      ------------    --------------
Change in Cash and Cash Equivalents
Cash flows used in operating activities:
   Net loss                                                                    $ (6,629,900)  $ (12,949,700)    $ (111,321,900)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                569,500         460,200          3,536,400
        Compensation element of stock option grants                                                 505,300          5,303,400
        Loss on marketable securities                                                 8,200         181,500            148,800
        Change in accounts receivable                                              (109,100)       (373,500)          (900,600)
        Change in interest receivable                                                39,000         (24,500)           (85,100)
        Change in inventories                                                      (848,900)        347,900         (2,698,700)
        Change in other current assets                                             (100,700)        (24,600)          (843,200)
        Change in current liabilities                                            (1,110,700)     (1,468,000)         5,247,400
        Provision for litigation                                                    (36,800)        (91,500)        10,022,700
        Change in other long-term liabilities                                        40,300          52,800          1,145,700
                                                                                ------------    ------------     -------------
             Total adjustments                                                   (1,549,200)       (434,400)        20,876,800
                                                                                ------------    ------------     -------------
             Net cash used in operating activities                               (8,179,100)    (13,384,100)       (90,445,100)

Cash flows provided by (used in) investing activities:
        Proceeds from marketable securities matured and sold                      9,767,400     371,948,300      3,098,974,300
        Purchase of marketable securities                                        (2,020,900)   (347,169,500)    (3,104,109,800)
        Purchase of property, plant and equipment                                  (309,900)       (592,800)        (9,627,500)
                                                                                ------------    ------------      -------------
             Net cash provided by (used in) investing activities                  7,436,600      24,186,000        (14,763,000)

Cash flows provided by financing activities:
        Proceeds from issuance of common stock and from execise of stock options      83,100        264,500         115,548,000
        Proceeds from loan                                                         1,502,600        646,000           2,148,600
        Proceeds from line of credit from affiliate                                                      --           3,854,400
        Prepayment of line of credit from affiliate                                                      --          (3,854,400)
                                                                               -------------    ------------      --------------
           Net cash provided by financing activities                              1,585,700         910,500         117,696,600

Foreign currency translation adjustment                                            (559,600)        100,400            (523,000)
                                                                               -------------    -----------       --------------
Net increase (decrease) in cash and cash equivalents                                283,600      11,812,800          11,965,500
Cash and cash equivalents-beginning of period                                    11,681,900         158,900
                                                                               -------------    -----------        -------------
Cash and cash equivalents-end of period                                      $   11,965,500   $  11,971,700     $    11,965,500
                                                                               =============    ============      ==============
Supplemental cash flow disclosure:
           Interest paid to affiliate                                                   --              --      $     1,005,800


See accompanying notes.





                             U.S BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH JUNE 30, 1995


                                          COMMON STOCK            CLASS B STOCK         ADDITIONAL       ACCUM-
                                          ------------            -------------
                                       NUMBER OF             NUMBER OF                    PAID-IN        ULATED
                                        SHARES    AMOUNT        SHARES     AMOUNT          CAPITAL       DEFICIT
                                       --------  -------      ---------   ----------    ------------    ----------
Issuance of shares for initial cash
 contribution of capital ($.005
 per share of common stock and $.005
 per share of Class B stock)           9,000,000 $ 45,000       1,000,000   5,000      $ 1,000,000     $        -
  Net loss for the period May 7,
  1987 (inception) through December
  31, 1987                                     -        -               -       -                -     (1,030,500)
                                       ---------  -------       --------- -------     ------------     -----------
BALANCE AT DECEMBER 31, 1987           9,000,000   45,000       1,000,000   5,000        1,000,000     (1,030,500)
  Net loss for the year ended
  December 31, 1988                            -        -               -       -                -     (1,558,800)
                                       --------- --------      --------- --------     ------------     -----------
BALANCE AT DECEMBER 31, 1988           9,000,000   45,000       1,000,000   5,000        1,000,000     (2,687,300)
  Proceeds from exercise of stock
  options                                  2,500        -               -       -              400              -
  Compensation related to stock
  options                                      -        -               -       -          305,900              -
  Issuance of shares ($6.00 per
  share, less costs)                   2,500,000   12,500               -       -       14,061,400              -
  Conversion of class B stock to
  common stock                         1,000,000    5,000      (1,000,000) (5,000)               -              -
  Net loss for the year ended
  December 31, 1989                            -        -               -       -                -     (5,743,300)
                                       --------- --------       --------- -------     ------------     -----------
BALANCE AT DECEMBER 31, 1989          12,502,500   62,500               -       -       15,367,700     (8,330,800)
  Proceeds from exercises of
  stock options                          285,600    1,400               -       -          143,500              -
  Compensation related to stock
  options                                      -        -               -       -          269,000              -
  issuance of shares ($9.00 per
  share, less costs)                   4,025,000   20,200               -       -       33,009,700              -
  Net loss for the year ended
  December 31, 1990                            -        -               -       -                -     (4,924,900)
                                      ----------  -------        --------- ------      -----------     -----------
BALANCE AT DECEMBER 31, 1990          16,813,300   84,100               -       -       48,789,900    (13,255,500)
  Proceeds from exercises of
  stock options                          500,700    2,500               -       -        3,349,600              -
  Compensation related to stock
  options                                      -        -               -       -        1,038,900              -
  Issuance of shares ($28.50 per
  share, less costs)                  2,300,000    11,500               -       -       61,444,300              -
  Issuance of shares for a 2 for
  1 stock dividend                   19,614,000    95,000               -       -          (96,000)             -
  Net loss for the year ended
  December 31, 1991                           -         -               -       -                -     (6,540,100)
                                     ----------  --------       --------- -------     ------------     -----------
BALANCE AT DECEMBER 31, 1991         30,228,000   196,100               -       -      114,624,700    (19,795,800)
  Proceeds from exercise of
  stock options                         254,400     1,400               -       -        1,335,400              -
  Compensation related to stock
  options                                     -         -               -       -        1,452,400              -
  Net loss for the year ended
  December 31, 1992                           -         -               -       -                -    (20,225,800)
                                    -----------  --------       ---------- -------     -----------     -----------
BALANCE AT DECEMBER 31, 1992         39,492,400   197,500               -       -      117,313,500    (40,021,400)
  Proceeds from exercise of
  stock options                         106,500       500               -       -          614,300              -
  Compensation related to stock
  options                                     -         -               -       -          906,900              -
  Net loss for the year ended
  December 31, 1993                           -         -               -       -                -    (40,829,800)
  Foreign currency translation
  adjustment                                  -         -               -       -                -              -
                                    -----------  --------       ---------- ------     ------------     -----------
BALANCE AT DECEMBER 31, 1993         39,958,900   196,000               -       -      118,834,700    (80,851,000)
  Proceeds from exercise of
  stock options                          75,300       400               -       -          404,900              -
  Class action settlement             1,098,000     5,500               -       -        7,753,200              -
  Compensation related to stock
  options                                     -         -               -       -        1,330,300              -
  Net loss for the year ended
  December 31, 1994                           -         -               -       -                -    (24,041,000)
  Foreign currency translation
  adjustment                                  _         -               -       -                -              -
                                    -----------  --------       ---------- ------    -------------    ------------
BALANCE AT DECEMBER 31, 1994         40,770,800   203,900               -       -      126,323,100   (104,692,000)
  Proceeds from exercise of
  stock options                          34,100       200               -       -           83,000              -
  Class action settlement                     -         -               -       -        2,241,200              -
  Net loss for the six months ended
  June 30, 1995                               -         -               -       -                -     (6,629,900)
  Foreign currency translation
  adjustment                                  -         -               -       -                -              -
                                    -----------  --------       ---------- ------    -------------    ------------
Balance At December 31, 1995
(Unaudited)                          40,804,900 $ 204,100               -       -  $   130,647,300  $(111,321,900)
                                    ===========  ========       ========== ======    =============    ============






                                                    TOTAL
                                                    STOCK-
                                           OTHER   HOLDERS'
                                          EQUITY   EQUITY
                                       ---------- --------
Issuance of shares for initial cash
 contribution of capital ($.005
 per share of common stock and $.005
 per share of Class B stock)            $    -   $ 1,050,000
  Net loss for the period May 7,
  1987 (inception) through December
  31, 1987                                   -    (1,030,500)
                                      ---------   -----------
BALANCE AT DECEMBER 31, 1987                 -        19,500
  Net loss for the year ended
  December 31, 1988                          -    (1,556,800)
                                      --------    -----------
BALANCE AT DECEMBER 31, 1988                 -    (1,537,300)
  Proceeds from exercise of stock
  options                                    -           400
  Compensation related to stock
  options                                    -       305,900
  Issuance of shares ($6.00 per
  share, less costs)                         -    14,073,900
  Conversion of class B stock to
  common stock                               -             -
  Net loss for the year ended
  December 31, 1989                          -    (5,743,300)
                                      --------    -----------
BALANCE AT DECEMBER 31, 1989                 -     7,099,600
  Proceeds from exercises of
  stock options                              -       144,900
  Compensation related to stock
  options                                    -       269,000
  issuance of shares ($9.00 per
  share, less costs)                         -    33,029,900
  Net loss for the year ended
  December 31, 1990                          -    (4,924,900)
                                      --------    -----------
BALANCE AT DECEMBER 31, 1990                 -    35,618,500
  Proceeds from exercises of
  stock options                              -     3,352,100
  Compensation related to stock
  options                                    -     1,038,900
  Issuance of shares ($28.50 per
  share, less costs)                         -    61,455,800
  Issuance of shares for a 2 for
  1 stock dividend                           -             -
  Net loss for the year ended
  December 31, 1991                          -    (6,540,100)
                                      --------    -----------
BALANCE AT DECEMBER 31, 1991                 -    94,925,200
  Proceeds from exercise of
  stock options                              -     1,337,800
  Compensation related to stock
  options                                    -     1,452,400
  Net loss for the year ended
  December 31, 1992                          -   (20,225,800)
                                      --------    -----------
BALANCE AT DECEMBER 31, 1992                 -    77,489,800
  Proceeds from exercise of
  stock options                              -       814,800
  Compensation related to stock
  options                                    -       906,900
  Net loss for the year ended
  December 31, 1993                          -    40,629,800)
  Foreign currency translation
  adjustment                          (291,800)     (291,800)
                                      --------    -----------
BALANCE AT DECEMBER 31, 1993          (291,800)   38,089,900
  Proceeds from exercise of
  stock options                              -       405,300
  Class action settlement                    -     7,758,700
  Compensation related to stock
  options                                    -     1,330,300
  Net loss for the year ended
  December 31, 1994                          -   (24,041,000)
  Foreign currency translation
  adjustment                           395,700       395,700
                                      --------    ----------
BALANCE AT DECEMBER 31, 1994           103,900    23,838,900
  Proceeds from exercise of
  stock options                              -        53,200
  Class action settlement                    -     2,241,200
  Net loss for the six months ended
  June 30, 1995                              -    (6,629,900)
  Foreign currency translation
  adjustment                           390,600       390,600
                                      --------   -----------
Balance at June 30, 1995
(Unaudited)                          $ 494,500  $ 20,024,000
                                      ========    ==========

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION

          The company is a pharmaceutical company established to develop and market drugs, principally chemotherapeutic drugs, for treating patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through June 30, 1995, the company's revenues have been derived principally from investment income, product sales of Hexalen(R) and NeuTrexin(R), licensing fees for rights to develop and market certain products principally in Europe and Japan and contract development activities. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

2.        SIGNIFICANT ACCOUNTING POLICIES

          UNAUDITED INFORMATION -- The financial information for the three and six month periods ended June 30, 1995 and 1994, and the period from May 7, 1987 (inception) through June 30, 1995 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

          PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

          INVENTORIES -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                           June 30,   December 31,
                                             1995         1994
                                          ----------  ------------
                    Raw materials         $  208,800    $   38,100
                    Work-in-process        1,799,800     1,597,100
                    Finished goods           246,800       222,000
                                          ----------    ----------
                    Total                 $2,255,400    $1,857,200
                                          ==========    ==========

          PROPERTY, PLANT AND EQUIPMENT -- Buildings, furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Buildings, furniture and equipment are depreciated by the straight-line method over their useful lives. Leasehold improvements are depreciated by the straight-line method over the shorter of their useful lives or the life of the lease. All assets are depreciated under accelerated methods for federal income tax purposes.

Property, plant and equipment consists of:

                                                   June 30,            December 31,
                                                     1995                  1994
                                               -----------------      --------------
  Land, buildings, and leasehold improvements     $2,196,400            $2,026,900
  Equipment, furniture and fixtures                8,090,000             7,428,800
  Accumulated depreciation                        (3,513,700)           (2,966,900)
                                               -----------------      --------------
  Property, plant and equipment, net              $6,772,700            $6,488,800
                                               =================      ==============

          Additionally, all information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be obtained for the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

GENERAL

          Operations for the six months ended June 30, 1995, consisted primarily of the commercial marketing of Hexalen(R) and NeuTrexin(R) in the United States, the preparation of and follow-up activities on regulatory filings for Ethyol(R) in the United States, Canada and Europe, continuing clinical trials and product development of Ethyol, NeuTrexin and Hexalen, and business development activities in the United States, Canada and Europe.

          The company, in January 1995, following the December 1994 meeting of the Oncologic Drug Advisory Committee of the FDA which withheld recommendation for the U.S. approval of Ethyol, a selective cytoprotective agent developed by the company, went through an internal restructuring and downsizing in an effort to reduce expenditures so as to preserve financial resources for its research, product development and commercial objectives. This restructuring resulted in a reduction in the company's staff and expenditures and a reprioritization of research efforts focusing on near-term projects, which management believes may be capable of providing additional revenues. A one-time restructuring charge of $600,000, principally to cover severance payments, was charged to results of operations in the first quarter of 1995.

          The U.S. Food and Drug Administration's Oncologic Drugs Advisory Committee on June 9, 1995 recommended that the FDA approve Ethyol. The committee voted 8 to 0 that the FDA approve Ethyol, at least under an accelerated approval mechanism, for the reduction of cumulative renal injury associated with cisplatin chemotherapy for treatment of ovarian cancer. The FDA will make the final determination regarding the approval of Ethyol for commercial sale in the United States, including whether an approval would be unconditional or under the accelerated mechanism. The company will work with the FDA to determine final labelling for Ethyol. Accelerated approval can be granted for new drugs to treat serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Drugs approved under the accelerated approval mechanism are subject to post-marketing study requirements. No assurances can be given that the FDA will approve Ethyol either unconditionally or under the accelerated mechanism.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995

          Product sales increased to $2,160,100 in the three month period ended June 30, 1995 from $1,353,600 in the prior year period. The increase is attributable to increases in NeuTrexin and Hexalen sales in the United States and the initial shipments of Ethyol to Scherico for use in Europe.

          Net investment income decreased to $290,400 in the second quarter of 1995 as compared to $313,200 in the corresponding 1994 period due to a reduction in interest income of $124,200 due to the smaller average portfolio balance in the 1995 period. This decrease was largely offset by a net gain of $6,900 realized in the 1995 period as compared to a loss of $94,500 incurred in the prior year period. Licensing, royalty and other income increased to $1,161,500 in the three month period ended June 30, 1995 from $100,800 in the 1994 period principally due to a one-time fee received from an affiliate of Eli Lilly and Company for product distribution rights in Canada for Hexalen, NeuTrexin and Ethyol, and increased contract manufacturing and analytical services revenues.

          Cost of sales, which consists of product manufacturing, testing, delivery and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the three month period decreased to 21% from 24% in the prior year period due principally to lower product returns of NeuTrexin reflecting the normalization of wholesaler inventories following the January 1994 launch of the product in the United States. In addition, higher margins on U.S. sales of Hexalen and NeuTrexin reflect trade price increases. These favorable movements were partly offset by the sale of Ethyol to Scherico at approximately cost of manufacture. Sales of Ethyol to Scherico will generate positive returns to the company if and when the product achieves profitability as defined in the company's agreement with Scherico.

          Selling, general and administrative costs for the three month period ended June 30, 1995 decreased to $2,639,100 from $3,739,400 in the year ago period. The decrease of $1,100,300 was achieved principally due to the internal restructuring noted above. Decreases in marketing expenditures of $924,000 and personnel costs of $241,200 were the primary contributors to the reduced overall expenditure level.

          Research and development costs for the three months ended June 30, 1995 were $2,977,600 compared to $4,690,200 in the corresponding 1994 period. The decrease was principally due to the capitalization of manufacturing costs related to commercial product production undertaken at the company's Nijmegen, The Netherlands sterile products facility. In the 1994 period all operating costs of this facility were charged to results of operations as the activities undertaken during that period were related to the start-up and validation of the facility. During the 1995 period, commercial production was the major activity and accordingly operating expenditures were transferred to inventory. This resulted in an expense reduction of $962,500 in the second quarter. In addition, consistent with the company's internal restructuring, decreases in expenses in personnel costs ($456,900), outside services ($128,400), travel ($32,300) and office related and general ($68,500) were also achieved.

          The net loss for the three months ended June 30, 1995 was $2,474,000 or $0.06 per share compared to $6,985,500 or $0.18 per share in the 1994 period.


SIX MONTHS ENDED JUNE 30, 1995

          Product sales for the six month period ended June 30, 1995 were $4,360,300 compared to $3,513,700 for the six month period ended June 30, 1994. The increase is attributable to an increase in United States and international Hexalen sales, and initial shipments of Ethyol to Scherico for use in Europe.

          Net investment income increased to $669,800 for the six month period ended June 30, 1995 as compared to $562,200 in the six month period ended June 30, 1994, due principally to a $56,700 gain on the portfolio as compared to a $277,400 loss in the prior year. Interest income declined by $226,500 in the 1995 period due to a lower portfolio balance.

          Licensing, royalty and other income increased to $1,223,900 in the first six months of 1995 as compared to $100,800 in the first half of 1994 due principally to the one-time payment for distribution rights in Canada noted above and increased contract manufacturing and analytical services revenue.

          Cost of sales, as a percentage of product sales, increased to 27% of product sales in 1995 from 23% of product sales in 1994 due principally to the sale of Ethyol to Scherico which was approximately at cost of manufacture. As noted above, sales of Ethyol to Scherico will generate positive returns to the company if and when the product achieves profitability as defined by the company's agreement with Scherico. This unfavorable movement was partly offset by higher U.S. margins on Hexalen and NeuTrexin reflecting an increased trade prices and lower NeuTrexin returns.

          Selling, general and administrative costs for the six month period ended June 30, 1995 decreased to $5,886,500 from $7,338,400 in the year ago period. The $1,451,900 decrease was achieved despite the inclusion of a $600,000 provision for the estimated cost of the internal restructuring noted above. Decreases in marketing expenditures of $1,348,300, personnel costs of $99,100, travel of $94,000, and facility related expenses of $71,200 were primary contributors to the reduced overall expenditure level.

          Research and development costs for the first half of 1995 were $5,766,200 compared to $8,970,300 in the corresponding 1994 period. The $3.2 million decrease is due to the capitalization of manufacturing expenses with the start of commercial production noted above ($1,333,800) and lower personnel costs ($1,173,200), reduced professional and outside services expenses ($208,600) and travel costs ($92,400) consistent with the internal restructuring. In addition, lower research and product development expenditures of $385,000 are reflective of the completion and scale-down of several development programs.

          The net loss for the six months ended June 30, 1995 was $6,629,900 or $0.16 per share compared to $12,949,700 or $0.33 per share in the 1994 period.


LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the company has financed operations principally through the sale of equity capital, investment income, sales of Hexalen and NeuTrexin and revenues received through sublicensing its drugs. As of June 30, 1995, the company's cash, cash equivalents and marketable securities totaled $16,957,100. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

          During the first six months of 1995, net cash used in operations amounted to $8,179,100 principally due to the net loss discussed above under "Results of Operations" and a decrease in current liabilities. Until such time as one or more of the company's additional products receive regulatory approval and sales or other revenue from approved products and other sources exceed expenditures, the company's cash position will continue to be reduced due principally to expenditures in research, product development, marketing, selling and administrative activities. Failure to obtain regulatory approvals on products currently in development and to achieve significant sales will have a material adverse effect on the company. Additionally, the level of future product sales will also depend on several factors, including product acceptance, market penetration, competitive products, the performance of the company's licensees and distributors and the healthcare system existing in each market where the company's products are or may become commercially available.

          The company's capital expenditures were $309,900 in the first half of 1995 and total $9,627,500 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility progressed through 1994 and manufacturing expenditures are expected to further increase in 1995 as commercial quantities of NeuTrexin and Ethyol are produced, subject to U.S. regulatory approval. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994. A Dutch Guilder mortgage loan, currently equivalent to approximately $750,000 relating to this facility was obtained in May 1994. The purchase price for this facility was $2,250,000 and approximately $2,480,000 in capital improvement have been made since its purchase to make the facility operational. Further improvements estimated at $350,000 are planned in the second half of 1995.

          In April 1993, the company received $500,000 from the Commonwealth of Pennsylvania's Machinery and Equipment Loan Fund program (MELF), which provides financing for companies expanding employment in the Commonwealth. The loan will amortize over a seven-year term and bears interest at a rate of 2% per annum. In June 1995, the company established an approximately $1,000,000 credit line from an international financial institution. This line of credit is denominated in Dutch Guilders, currently bears an annual interest rate of 5.56% and is utilized by the company's subsidiary, USB Pharma B.V., located in The Netherlands, for funding working capital requirements. As of June 30, 1995 approximately $512,000 of this credit line has been utilized. The credit line is guaranteed by U.S. Bioscience, Inc. and collateralized by a portion of the company's marketable securities portfolio. The company, also in June 1995, received a term loan from its principle bank in the amount of $1,000,000. This loan will amortize over four years, bears an annual interest rate of 7.06% and is collateralized by a portion of the company's marketable securities portfolio.

          The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to the time and cost required to develop its products; the time and cost to obtain regulatory approvals; the time and cost required to manufacture and market its products; its success in generating revenues from sales; obtaining the rights to additional commercially viable compounds; its ability to enter into sublicenses or distribution agreements for marketing certain of its drugs; its dependence on sublicense and distribution arrangements for sales of its products; competitive technological developments; additional government-imposed regulation and control; and changes in healthcare systems which affect reimbursement, pricing or availability of drugs. The above factors may also affect realization of certain assets currently held by the company. These principally include investments in plant and equipment and inventory.

          The company is hopeful that its products currently under regulatory review will, in the near future, receive regulatory approval and generate sufficient sales to provide meaningful cash resources. However, no assurance can be given that regulatory approval will be obtained in a timely manner, if ever, or that the company will have adequate financial resources to commercialize its products when approved or that product sales, if any, will be sufficient to cover operating expenses. The company is considering alternative means of commercializing it products, including but not limited to, seeking a corporate partner to co-promote its products, licensing arrangements, or other arrangements which will facilitate product sales and company revenues. No assurances can be given that the company will be successful in obtaining such arrangements, or if such arrangements are obtained, that they will provide sufficient revenues to cover operating expenses.

          If further regulatory approvals and additional sources of revenue are not obtained, the company believes its cash and marketable securities as of June 30, 1995 were sufficient to cover operating expenses for less than one year. To extend its current financial resources, the company has instituted programs to reduce expenditures. As noted above, the company initiated an internal restructuring in January 1995 in an effort to reduce expenditures and has reduced its staff from 165 individuals at January 1, 1994 to 112 at June 30, 1995. However, no assurance can be given that these measures will be successful in reducing expenditures to the degree necessary to allow the company to reach its regulatory and commercial objectives and eventual profitability. While the company has explored additional sources of funds through private and public equity markets, to date the company has not been able to arrange for such financing on terms acceptable to the company. Although the company continues to explore additional sources of financing, there can be no assurance that the company's financing efforts will be successful.

          As noted above, Scherico, the company's European distributor for its cytoprotective agent, Ethyol, has launched the product in Germany and the United Kingdom in April and May 1995, respectively and intends to launch Ethyol in several additional European markets when regulatory approvals have been received. Under the terms of its agreement with Scherico, the company will share in operating profits/losses generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. The company's exposure to operating losses, if any, generated from the Major Markets is limited to approximately $4 million for 1995. A limit on operating losses, if any, attributable to the Major Markets for 1996 will be established later in 1995 based on an operating plan for 1996. The company will share in operating profits, if any, generated from sales of Ethyol in the other countries in the European Territories outside the Major Markets in which Ethyol is launched by Scherico, but is not exposed to operating losses, if any, generated in such countries. Profits or losses under the agreement with Scherico are affected by the same uncertainties noted in the preceding paragraphs. The company is hopeful that the launch of its drug product Ethyol will be financially successful in Europe. However, no assurance can be given that the company will not be exposed to losses under this agreement and will at the time its share of such losses is due and payable, have the financial resources to meet its obligation. No share of operating profits or losses derived from the company's agreement with Scherico were reflected in the company's results of operations for the January to June 1995 period.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
                  Not applicable

Item 2.   Changes in Securities.
                  Not applicable.

Item 3.   Defaults Upon Senior Securities.
                  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On May 19, 1995 the company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of the eight members of the company's Board of Directors. The vote "FOR" and "WITHHELD" for each candidate was as follows:

                                       Number of Votes      Number of Votes
                                       ---------------      ---------------
               Name of Nominee           FOR Nominee      WITHHELD for Nominee
               ---------------           -----------      --------------------
               Robert L. Capizzi          33,872,810            457,250
               Paul Calabresi             33,873,633            456,427
               Robert I. Kriebel          33,860,858            469,202
               Douglas J. MacMaster       33,871,232            458,828
               Allen Misher               33,869,305            460,755
               Philip S. Schein           33,865,666            464,394
               Jonah Shacknai             33,778,210            551,850
               Betsey Wright              33,825,680            504,380

Item 5.   Other Information.

          On May 19, 1995, the company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") designed to protect company stockholders in the event of takeover actions that would deny them the full value of their investment.
The Rights Plan provides for a dividend distribution of one right for each share of the company's Common Stock to holders of record at the close of business on May 29, 1995. The rights will become exercisable only in the event, with certain exceptions, a person or group of related persons accumulates 15 percent or more of the company's outstanding voting stock, or if a party announces an offer to acquire 30 percent or more of the company's voting stock. The rights will expire on May 29, 2005. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $15. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either company stock or shares in an "acquiring entity" at half of market value.

          The company generally will be entitled to redeem the rights at one-tenth of one cent ($.001) per right at any time until the tenth day following the acquisition by any person or group of related persons of 15 percent or more of the company's outstanding voting stock. The foregoing description of the Rights Plan is qualified in its entirety by reference to the information set forth in the company's Registration Statement on Form 8-A relating to the rights filed with the Securities and Exchange Commission on June 7, 1995 and as amended on Form 8-K/A on July 20, 1995.

Item 6.   Exhibits and Reports on Form 8-K.

                    a.   Exhibits
                         Not applicable.

                    b. The company has filed the following report on Form 8-K since the beginning of the quarter ended June 30, 1995:

                                   Date of Report    Items Covered
                                   --------------    -------------
                                   June 7, 1995*           5

                                   *Amend by 8K/A - July 20, 1995

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          U.S. BIOSCIENCE, INC.



Date:  August 11, 1995             By:    /s/ Robert I. Kriebel
                                         -------------------------------
                                         Robert I. Kriebel
                                         Senior Vice President
                                         Finance and Administration