Form 10-Q
period 1995-09-30
U S BIOSCIENCE INC
filed 1995-11-15
CIK 847562

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number                      1-10392
                         ----------------------------------------------------


                             U.S. Bioscience, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

           Delaware                                         23-2460100
--------------------------------               ---------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

    One Tower Bridge, One Hundred Front St., West Conshohocken, PA   19428
--------------------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)

                                (610) 832-0570
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ____
                                        ----


As of November 3, 1995, there were 40,917,400 shares of common stock outstanding.

                                                      Page 1 of 15 sequentially
                                                      numbered pages

                             U.S. BIOSCIENCE, INC.

                                     INDEX

                                                                                           Page
                                                                                           ----
Part I - Financial Information

      Item 1.  Financial Statements

        Consolidated Balance Sheets                                                           3

        Consolidated Statements of Operations                                                 4

        Consolidated Statements of Cash Flows                                                 5

        Consolidated Statements of Changes in Stockholders' Equity                            6

        Notes to Consolidated Financial Statements                                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                           9


Part II - Other Information


        Item 5.  Other Information                                                           14

        Item 6.  Exhibits and Reports on Form 8-K                                            14

                             U.S. BIOSCIENCE, INC.
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS


                                                                                       SEPTEMBER 30, 1995  DECEMBER 31, 1994
                                                                                       ------------------  -----------------
                                                                                            (UNAUDITED)
                                          ASSETS
Current assets:
   Cash and cash equivalents                                                         $       10,815,800   $     11,681,900
   Marketable securities                                                                      4,500,400         12,746,400
   Accounts receivable, net                                                                     892,500            791,600
   Interest receivable                                                                           72,600            124,100
   Inventories                                                                                1,820,600          1,857,200
   Other                                                                                      1,271,500            774,300
                                                                                      -----------------    ---------------
           Total current assets                                                              19,373,400         27,975,500


   Property, plant and equipment at cost, less accumulated depreciation                       6,612,000          6,488,800
                                                                                      -----------------    ---------------
           Total assets                                                              $       25,985,400   $     34,464,300
                                                                                      =================    ===============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued compensation and related payroll taxes payable                            $        1,433,700   $      1,406,600
   Accrued clinical grants payable                                                              877,600            827,400
   Accrued product manufacturing costs payable                                                  120,200            732,300
   Accrued  marketing costs payable                                                             261,100            301,700
   Accrued professional fees payable                                                            296,900            636,100
   Accounts payable and other accrued liabilities                                             5,088,600          2,535,400
                                                                                      -----------------    ---------------
           Total current liabilities                                                          8,078,100          6,439,500


Long-term liabilities:
   Long-term debt                                                                             2,816,000            997,400
   Provision for litigation                                                                          --          2,300,800
   Other long-term liabilities                                                                  937,800            787,700
                                                                                      -----------------    ---------------
           Total long-term liabilities                                                        3,753,800          4,085,900
                                                                                      -----------------    ---------------
           Total liabilities                                                                 11,831,900         10,525,400

Stockholders' equity:
   Preferred stock, $.005 par value - 5,000,000 shares authorized;
     none issued                                                                                     --                 --
   Common stock, $.005 par value - 100,000,000 shares authorized; 40,903,100 shares issued and outstanding at September  30, 1995, and 40,770,800 shares
     issued and outstanding at December 31, 1994                                                204,500            203,900

Additional paid-in capital                                                                  130,752,500        128,323,100
Deficit accumulated during the development stage                                           (117,209,400)      (104,692,000)
Foreign currency translation adjustment                                                         405,900            103,900
                                                                                      -----------------    ---------------
           Total stockholders' equity                                                        14,153,500         23,938,900
                                                                                      -----------------    ---------------
           Total liabilities and stockholders' equity                                $       25,985,400   $     34,464,300
                                                                                      =================    ===============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED          PERIOD MAY 7, 1987
                                              ------------------                 -----------------
                                                 SEPTEMBER 30,                      SEPTEMBER 30,              (INCEPTION)
                                                 ------------                       -------------
                                                                                                                 THROUGH
                                              1995           1995              1995             1994        SEPTEMBER 30, 1995
                                              ----           ----              ----             ----        ------------------
Revenues:
   Net sales                               $  2,271,500   $  1,671,100     $   6,631,800    $   5,184,800    $  23,061,000
   Net investment income                        256,600        335,000           926,400          897,200       24,753,300
   Licensing, royalty and Other income           89,300          1,100         1,313,200          101,900        5,654,500
                                            -----------    -----------      ------------     ------------     ------------
                                              2,617,400      2,007,200         8,871,400        6,183,900       53,468,800

Expenses:
   Cost of sales                                885,000        450,200         2,075,900        1,267,900        6,043,800
   Selling, general and administrative
    costs                                     4,662,100      3,182,100        10,548,600       10,520,500       71,615,200
   Research and development costs             2,904,500      4,045,900         8,670,700       13,016,200       81,647,800
   Provision for litigation                          --             --                --               --       10,165,000
   Interest expense                              53,300             --            93,600               --        1,206,400
                                            -----------    -----------      ------------     ------------     ------------
                                              8,504,900      7,678,200        21,388,800       24,804,600      170,678,200
                                            -----------    -----------      ------------     ------------     ------------
Net loss                                   $ (5,887,500)  $ (5,671,000)    $ (12,517,400)   $ (18,620,700)   $(117,209,400)
                                            ===========    ===========      ============     ============     ============

Net loss per share                         $      (0.14)  $      (0.14)    $       (0.31)   $       (0.46)
                                            ===========    ===========      ============     ============

Weighted average number of common shares     40,860,200     40,805,700        40,802,700       40,061,900
                                            ===========    ===========      ============     ============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1995 PERIOD MAY 7, 1987
                                                                             ------------------------------------
                                                                                                                      (INCEPTION)
                                                                                                                        THROUGH
                                                                                 1995             1994            SEPTEMBER 30, 1995
                                                                              ----------       ----------         ------------------

Change in Cash and Cash Equivalents
Cash flows used in operating activities:
  Net loss                                                                    $(12,517,400)    $ (18,620,600)      $  (117,209,400)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                    875,900           725,500             3,842,800
   Compensation element of stock option grants                                          --           711,600             5,303,400
   Loss on marketable securities                                                        --           215,600               140,600
   Change in accounts receivable                                                  (100,900)         (321,800)             (892,400)
   Change in interest receivable                                                    51,500           (85,500)              (72,600)
   Change in inventories                                                           (97,900)          464,200            (1,947,700)
   Change in other current assets                                                 (435,600)           63,400            (1,178,100)
   Change in current liabilities                                                 1,145,900        (2,383,800)            7,504,000
   Provision for litigation                                                        (59,500)          (98,000)           10,000,000
   Change in other long-term liabilities                                            97,100            76,900             1,202,500
                                                                               -----------      ------------        --------------

     Total adjustments                                                           1,476,500          (631,900)           23,902,500
                                                                               -----------      ------------        --------------
     Net cash used in operating activities                                     (11,040,900)      (19,252,500)          (93,306,900)

Cash flows provided by (used in) investing activities:
   Proceeds from marketable securities matured and sold                         12,754,200       454,141,000         3,101,961,100
   Purchase of marketable securities                                            (4,508,200)     (429,538,000)       (3,106,597,100)
   Purchase of property, plant and equipment                                      (624,800)         (719,000)           (9,942,400)
                                                                               -----------      ------------        --------------
     Net cash provided by (used in) investing activities                         7,621,200        23,884,000           (14,578,400)

Cash flows provided by financing activities:
   Proceeds from issuance of common stock and from exercise of stock options       188,700           405,200           115,653,600
   Proceeds from loan                                                            2,841,700           646,000             3,487,700
   Proceeds from line of credit from affiliate                                          --                --             3,854,400
   Repayment of line of credit from affiliate                                           --                --            (3,854,400)
                                                                               -----------      ------------        --------------
    Net cash provided by financing activities                                    3,030,400         1,051,200           119,141,300
Foreign currency translation adjustment                                           (476,800)           89,700              (440,200)
                                                                               -----------      ------------        --------------
Net increase (decrease) in cash and cash equivalents                              (866,100)        5,772,400            10,815,800
Cash and cash equivalents-beginning of period                                   11,681,900           158,900                    --
                                                                               -----------      ------------        --------------
Cash and cash equivalents-end of period                                       $ 10,815,800     $   5,931,300       $    10,815,800
                                                                               ===========      ============        ==============
Supplemental cash flow disclosure:
         Interest paid to affiliate                                                     --                --       $     1,005,800

                                                         See accompanying notes.

            U.S. BIOSCIENCE, INC. ( A Development Stage Enterprise)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH SEPTEMBER 30, 1995

                                                         COMMON STOCK              CLASS B STOCK
                                                         ------------              -------------
                                                  NUMBER OF                 NUMBER OF
                                                    SHARES       AMOUNT      SHARES       AMOUNT
                                                 ------------   ---------- -----------   -----------
Issuance of shares for initial cash contribution
 of capital ($.005 per share of common stock
 and $.005 per share of Class B stock)             9,000,000   $   45,000   1,000,000   $     5,000
  Net loss for the period May 7, 1987
   (inception) through December 31, 1987                  --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at December 31, 1987                       9,000,000       45,000   1,000,000         5,000
  Net loss for the year ended December 31, 1988           --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at December 31, 1988                       9,000,000       45,000   1,000,000         5,000
  Proceeds from exercise of stock options              2,500           --          --            --
  Compensation related to stock options                   --           --          --            --
  Issuance of shares ($6.00 per share, less
   costs)                                          2,500,000       12,500          --            --
  Conversion of class B stock to common stock      1,000,000        5,000  (1,000,000)       (5,000)
  Net loss for the year ended December 31, 1989           --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at December 31, 1989                      12,502,500       62,500          --            --
  Proceeds from exercise of stock options            285,800        1,400          --            --
  Compensation related to stock options                   --           --          --            --
  Issuance of shares ($9.00 per share, less
   costs)                                          4,025,000       20,200          --            --
  Net loss for the year ended December 31, 1990           --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at December 31, 1990                      16,813,300       84,100          --            --
  Proceeds from exercise of stock options            500,700        2,500          --            --
  Compensation related to stock options                   --           --          --            --
  Issuance of shares ($28.50 per share, less
   costs)                                          2,300,000       11,500          --            --
  Issuance of shares for a 2 for 1 stock
   dividend                                       19,614,000       98,000          --            --
  Net loss for the year ended December 31, 1991           --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at December 31, 1991                      39,228,000      196,100          --            --
  Proceeds from exercise of stock options            264,400        1,400          --            --
  Compensation related to stock options                   --           --          --            --
  Net loss for the year ended December 31, 1992           --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at December 31, 1992                      39,492,400      197,500          --            --
  Proceeds from exercise of stock options            106,500          500          --            --
  Compensation related to stock options                   --           --          --            --
  Net loss for the year ended December 31, 1993           --           --          --            --
  Foreign  currency translation adjustment                --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at December 31, 1993                      39,598,900      198,000          --            --
  Proceeds from exercise of stock options             75,300          400          --            --
  Class Action Settlement                          1,096,600        5,500          --            --
  Compensation related to stock options                   --           --          --            --
  Net loss for the year ended December 31, 1994           --           --          --            --
  Foreign  currency translation adjustment                --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at December 31, 1994                      40,770,800      203,900          --            --
  Proceeds from exercise of stock options            132,300          600          --            --
  Class Action Settlement                                 --           --          --            --
  Net loss for the six months ended September
   30, 1995                                               --           --          --            --
  Foreign  currency translation adjustment                --           --          --            --
                                                 ------------   ---------- -----------   -----------
Balance at September 30, 1995                     40,903,100   $  204,500          --   $        --
                                                 ============   ========== ===========   ===========


                                                                                                      TOTAL
                                                    ADDITIONAL          ACCUM-                        STOCK-
                                                     PAID-IN            ULATED        OTHER          HOLDERS'
                                                     CAPITAL            DEFICIT       EQUITY          EQUITY
                                                   --------------     -----------   ----------    ------------
Issuance of shares for initial cash contribution
 of capital ($.005 per share of common stock
 and $.005 per share of Class B stock)            $    1,000,000     $        --   $       --     $  1,050,000
  Net loss for the period May 7, 1987
   (inception) through December 31, 1987                      --      (1,030,500)          --       (1,030,500)
                                                   --------------     -----------   ---------     ------------
Balance at December 31, 1987                           1,000,000      (1,030,500)          --           19,500
  Net loss for the year ended December 31, 1988               --      (1,556,800)          --       (1,556,800)
                                                   --------------     -----------   ---------     ------------
Balance at December 31, 1988                           1,000,000      (2,587,300)          --       (1,537,300)
  Proceeds from exercise of stock options                    400              --           --              400
  Compensation related to stock options                  305,900              --           --          305,900
  Issuance of shares ($6.00 per share, less
   costs)                                             14,061,400              --           --       14,073,900
  Conversion of class B stock to common stock                 --              --           --               --
  Net loss for the year ended December 31, 1989               --      (5,743,300)          --       (5,743,300)
                                                   --------------     -----------   ---------     ------------
Balance at December 31, 1989                          15,367,700      (8,330,600)          --        7,099,600
  Proceeds from exercise of stock options                143,500              --           --          144,900
  Compensation related to stock options                  269,000              --           --          269,000
  Issuance of shares ($9.00 per share, less
   costs)                                             33,009,700              --           --       33,029,900
  Net loss for the year ended December 31, 1990               --      (4,924,900)          --       (4,924,900)
                                                   --------------     -----------   ---------     ------------
Balance at December 31, 1990                          48,789,900     (13,255,500)          --       35,618,500
  Proceeds from exercise of stock options              3,349,600              --           --        3,352,100
  Compensation related to stock options                1,038,900              --           --        1,038,900
  Issuance of shares ($28.50 per share, less
   costs)                                             61,444,300              --           --       61,455,800
  Issuance of shares for a 2 for 1 stock
   dividend                                              (98,000)             --           --               --
  Net loss for the year ended December 31, 1991               --      (6,540,100)          --       (6,540,100)
                                                   --------------     -----------   ---------     ------------
Balance at December 31, 1991                         114,524,700     (19,795,600)          --       94,925,200
  Proceeds from exercise of stock options              1,336,400              --           --        1,337,800
  Compensation related to stock options                1,452,400              --           --        1,452,400
  Net loss for the year ended December 31, 1992               --     (20,225,800)          --      (20,225,800)
                                                   --------------    -----------   ----------     ------------
Balance at December 31, 1992                         117,313,500     (40,021,400)          --       77,489,600
  Proceeds from exercise of stock options                614,300              --           --          614,800
  Compensation related to stock options                  906,900              --           --          906,900
  Net loss for the year ended December 31, 1993               --     (40,629,600)          --      (40,629,600)
  Foreign  currency translation adjustment                    --              --     (291,800)        (291,800)
                                                   --------------     -----------   ----------     -----------
Balance at December 31, 1993                         118,834,700     (80,651,000)    (291,800)      38,089,900
  Proceeds from exercise of stock options                404,900              --           --          405,300
  Class Action Settlement                              7,753,200              --           --        7,758,700
  Compensation related to stock options                1,330,300              --           --        1,330,300
  Net loss for the year ended December 31, 1994               --     (24,041,000)          --      (24,041,000)
  Foreign  currency translation adjustment                    --              --      395,700          395,700
                                                   --------------     -----------   ---------       ----------
Balance at December 31, 1994                         128,323,100    (104,692,000)     103,900       23,938,900
  Proceeds from exercise of stock options                188,200              --           --          188,800
  Class Action Settlement                              2,241,200              --           --        2,241,200
  Net loss for the six months ended September
   30, 1995                                                   --     (12,517,400)          --      (12,517,400)
  Foreign  currency translation adjustment                    --              --      302,000          302,000
                                                   --------------  -------------   ----------      -----------
Balance at September 30, 1995                     $  130,752,500   $(117,209,400) $   405,900     $ 14,153,500
                                                   ==============  =============   ==========      ===========

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The company is a pharmaceutical company established to develop and market drugs, principally chemotherapeutic drugs, for treating patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through September 30, 1995, the company's revenues have been derived principally from investment income, product sales of Hexalen(R) and NeuTrexin(R), licensing fees for rights to develop and market certain products principally in Europe and Japan and contract development activities. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

2.   SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INFORMATION -- The financial information for the three and nine month periods ended September 30, 1995 and 1994, and the period from May 7, 1987 (inception) through September 30, 1995 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

     INVENTORIES -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                        September 30,  December 31,
                                            1995           1994
                                        -------------  ------------
                     Raw materials         $  405,200    $   38,100
                     Work-in-process        1,122,300     1,597,100
                     Finished goods           293,100       222,000
                                           ----------    ----------
                     Total                 $1,820,600    $1,857,200
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

Property, plant and equipment consists of:

                                               September 30,   December 31,
                                                    1995           1994
                                              -------------  --------------
Land, buildings, and leasehold improvements      $ 2,124,500    $ 2,026,900
Equipment, furniture and fixtures                  8,286,700      7,428,800
Accumulated depreciation                          (3,799,200)    (2,966,900)
                                              --------------  -------------
Property, plant and equipment, net               $ 6,612,000    $ 6,488,800
                                              ==============  =============

     Additionally, all information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be obtained for the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

GENERAL

     Operations for the nine months ended September 30, 1995, consisted primarily of the commercial marketing of Hexalen(R) and NeuTrexin(R) in the United States, the preparation of and follow-up activities on regulatory filings for Ethyol(R) in the United States, Canada and Europe, continuing clinical trials and product development of Ethyol, NeuTrexin, Hexalen, and FddA, and business development activities in the United States and Europe.

     In January 1995, the company, following the December 1994 meeting of the Oncologic Drug Advisory Committee of the FDA which withheld recommendation for the U.S. approval of Ethyol, a selective cytoprotective agent developed by the company, went through an internal restructuring and downsizing in an effort to reduce expenditures so as to preserve financial resources for its research, product development and commercial objectives. This restructuring resulted in a reduction in the company's staff and expenditures and a reprioritization of research efforts focusing on near-term projects, which management believes may be capable of providing additional revenues. A one-time restructuring charge of $600,000, principally to cover severance payments, was charged to results of operations in the first quarter of 1995.

     The U.S. Food and Drug Administration's Oncologic Drugs Advisory Committee on June 9, 1995 recommended that the FDA approve Ethyol. On October 9, 1995 the company received an "approvable" letter from the FDA for Ethyol. The letter states that Ethyol is approvable to reduce the cumulative nephrotoxicity (kidney toxicity) of cisplatin in patients undergoing treatment with cisplatin-based chemotherapy for advanced ovarian cancer. The issuing of an approvable letter is generally the FDA's final step before granting a company permission to market a new product. The company has submitted its response to the approvable letter to the FDA, however, no assurances can be given that the FDA will issue final approval of Ethyol.

     The company received regulatory approval for Ethyol in several European countries in late 1994 and early 1995, and its marketing partner for European territories Scherico Ltd., an affiliate of Schering-Plough Corporation ("Scherico"), launched Ethyol in Germany and the United Kingdom in the second quarter of 1995, in France in the third quarter of 1995, and plans to begin sales and marketing efforts in other European countries when regulatory approvals and, if necessary, local pricing and reimbursement approvals, are received. The company is actively engaged in exploring alternatives for the commercial launch of Ethyol in the United States. Ethyol is under regulatory review in Canada, where Eli Lilly has marketing rights to the product.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1995

     Product sales increased to $2,271,500 in the three month period ended September 30, 1995 from $1,671,100 in the prior year period. The increase is attributable to increases in NeuTrexin and Hexalen sales in the United States and shipments of Ethyol to Scherico, a Schering-Plough subsidiary, for use in Europe.

     Net investment income decreased to $256,600 in the third quarter of 1995 as compared to $335,000 in the corresponding 1994 period due to a reduction in interest income of $189,000 resulting from the smaller average portfolio balance in the 1995 period. This decrease was largely offset by a net gain of $15,500 realized in the 1995 period as compared to a loss of $95,100 incurred in the prior year period.

     Cost of sales, which consists of product manufacturing, testing, delivery and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the three month period increased to 39% from 27% in the prior year period due principally to the sale of Ethyol to Scherico at approximately cost of manufacture. Sales of Ethyol to Scherico will generate positive returns to the company if and when the product achieves profitability as defined in the company's agreement with Scherico.

     Selling, general and administrative costs for the three months ended September 30, 1995 increased to $4,662,100 from $3,182,100 in the year ago period. The increase of $1,480,000 was the result of the accrual of $2,341,000 for the company's share of Ethyol European launch expenses through June 1995. This accrual is partly offset by a reduction in U.S. marketing expenditures of $510,000, lower consulting expenses of $295,400 and reduced personnel costs of $155,300 resulting from the internal restructuring noted above.

     Research and development costs for the three months ended September 30, 1995 were $2,904,500 compared to $4,045,900 in the corresponding 1994 period. The decrease was principally due to the capitalization of manufacturing costs related to commercial product production undertaken at the company's Nijmegen, The Netherlands sterile products facility. In the 1994 period operating costs of this facility were principally charged to results of operations as the activities undertaken during that period were related to the start-up and validation of the facility. During the 1995 period, commercial production was the major activity and accordingly operating expenditures were transferred to inventory. This resulted in an expense reduction of $589,700 in the third quarter. In addition, consistent with the company's internal restructuring, decreases in expenses in personnel costs ($419,500), professional services ($176,000), travel ($31,700) and product development ($51,200) were also achieved.

     The net loss for the three months ended September 30, 1995 was $5,887,500 or $0.14 loss per share compared to $5,671,000 or $0.14 loss per share in the 1994 period.


NINE MONTHS ENDED SEPTEMBER 30, 1995

     Product sales for the nine month period ended September 30, 1995 were $6,631,800 compared to $5,184,800 for the nine month period ended September 30, 1994. The increase is attributable to an increase in United States and international Hexalen and NeuTrexin sales, and shipments of Ethyol to Scherico for use in Europe.

     Net investment income increased to $926,400 for the nine month period ended September 30, 1995 as compared to $897,200 in the nine month period ended September 30, 1994, due to a $72,300 gain on the portfolio as compared to a $372,500 loss in the prior year, coupled with a decline of $415,500 in interest income in the 1995 period due to a lower portfolio balance.

     Licensing, royalty and other income increased to $1,313,200 in the first nine months of 1995 as compared to $101,900 in the first nine months of 1994 due principally to the one-time payments for distribution rights in Canada and Europe and increased contract manufacturing and analytical services revenue.

     Cost of sales, as a percentage of product sales, increased to 31% of product sales in 1995 from 25% of product sales in 1994 due principally to the sale of Ethyol to Scherico which was approximately at cost of manufacture. As noted above, sales of Ethyol to Scherico will generate positive returns to the company if and when the product achieves profitability as defined by the company's agreement with Scherico. These costs were partly offset by higher U.S. margins on Hexalen reflecting an increased trade price and lower product returns on Hexalen and NeuTrexin.

     Selling, general and administrative costs for the nine month period ended September 30, 1995 increased to $10,548,600 from $10,520,500 in the year ago period. The $28,100 increase is the net result of the accrual of $2,341,000 for the company's share of the European Ethyol launch expenses noted above and lower expenditures in U.S. marketing of $1,857,800, reduced personnel related expenses of $254,400, reduced facility cost of $137,500 and lower travel expenses of $52,500. The expense reductions were achieved principally as a result of the company's January 1995 internal restructuring.

     Research and development costs for the first nine months of 1995 were $8,670,700 compared to $13,016,200 in the corresponding 1994 period. The $4.3 million decrease is due to the capitalization of manufacturing expenses with the start of commercial production noted above ($1,923,500), lower personnel costs ($1,623,700), reduced professional and outside services expenses ($391,400) and reductions in travel costs ($112,300) consistent with the internal restructuring. In addition, lower research and product development expenditures of $442,800 are reflective of the completion and scale-down of several development programs.

     The net loss for the nine months ended September 30, 1995 was $12,517,400 or $0.31 loss per share compared to $18,620,700 or $0.46 loss per share in the 1994 period.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the company has financed operations principally through the sale of equity capital, investment income, sales of Hexalen and NeuTrexin and revenues received through sublicensing its drugs. As of September 30, 1995, the company's cash, cash equivalents and marketable securities totaled $15,316,200. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first nine months of 1995, net cash used in operations amounted to $11,040,900 principally due to the net loss discussed above under "Results of Operations" partly offset by an increase in current liabilities. Until such time as one or more of the company's additional products receive regulatory approval and sales or other revenue from approved products and other sources exceed expenditures, the company's cash position will continue to be reduced due principally to expenditures in research, product development, marketing, selling and administrative activities. Failure to obtain regulatory approvals on products currently in development and to achieve significant sales of the company's products will have a material adverse effect on the company. Additionally, the level of future product sales will also depend on several factors, including product acceptance, market penetration, competitive products, the performance of the company's licensees and distributors and the healthcare system existing in each market where the company's products are or may become commercially available.

     The company's capital expenditures were $624,800 in the first nine months of 1995 and total $9,942,400 since inception. In April 1993, the company purchased a sterile products production facility in The

Netherlands. Validation work and pilot production on this new facility progressed through 1994 and manufacturing expenditures have further increased in 1995 as commercial quantities of NeuTrexin and Ethyol were produced. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994. A Dutch Guilder mortgage loan, currently equivalent to approximately $700,000 relating to this facility was obtained in May 1994. The purchase price for this facility was $2,250,000 and approximately $2,730,000 in capital improvement have been made since its purchase to make the facility operational.

     In April 1993, the company received $500,000 from the Commonwealth of Pennsylvania's Machinery and Equipment Loan Fund program (MELF), which provides financing for companies expanding employment in the Commonwealth. The loan will amortize over a seven-year term and bears interest at a rate of 2% per annum.
In June 1995, the company established an approximately $1,000,000 credit line from an international financial institution. This line of credit is denominated in Dutch Guilders, currently bears an annual interest rate of 5.56% and is utilized by the company's subsidiary, USB Pharma B.V., located in The Netherlands, for funding working capital requirements. As of September 30, 1995 approximately $476,000 of this credit line has been utilized. The credit line is guaranteed by U.S. Bioscience, Inc. and collateralized by a portion of the company's marketable securities portfolio. The company has also received a term loan from its principle bank in the amount of $2,400,000. This loan will amortize over four years, bears an annual interest rate of 7.06% and is collateralized by a portion of the company's marketable securities portfolio.

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

     If further regulatory approvals and additional sources of revenue are not obtained, the company believes its cash and marketable securities as of September 30, 1995 were sufficient to cover operating expenses for less than one year. To extend its current financial resources, the company has instituted programs to reduce expenditures. As noted above, the company initiated an internal restructuring in January 1995 in an effort to reduce expenditures and has reduced its staff from 165 individuals at January 1, 1994 to 119 at September 30, 1995. However, no assurance can be given that these measures will be successful in reducing expenditures to the degree necessary to allow the company to reach its regulatory and commercial objectives and eventual profitability. While the company has explored additional sources of funds through private and public equity markets, to date the company has not been able to arrange for such financing on terms acceptable to the company. Although the company continues to explore additional sources of financing, there can be no assurance that the company's financing efforts will be successful.

     As noted above, Scherico, the company's European distributor for its cytoprotective agent, Ethyol, has launched the product in Germany and the United Kingdom in the second quarter of 1995, in France in the third quarter of 1995 and intends to launch Ethyol in several additional European markets when regulatory and pricing approvals have been received. Under the terms of its agreement with Scherico, the company will share in operating profits/losses generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. The company's exposure to operating losses, if any, generated from the Major Markets is limited to approximately $4 million for 1995. A limit on operating losses, if any, attributable to the Major Markets for 1996 will be established based on an operating plan for 1996 which the company expects to receive in the near future. The company will share in operating profits, if any, generated from sales of Ethyol in the other countries in the European Territories outside the Major Markets in which Ethyol is launched by Scherico, but is not exposed to operating losses, if any, generated in such countries. Profits or losses under the agreement with Scherico are affected by the same uncertainties noted in the preceding paragraphs. The company is hopeful that the launch of its drug product Ethyol in Europe will be financially successful. However, no assurance can be given that the company will not incur losses under this agreement and will, at the time its share of such losses is due and payable, have the financial resources to meet its obligation. As noted above the company accrued $2.3 million in the third quarter of 1995 for its share of net launch expenses related to its agreement with Scherico for the initial period through June 1995.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
                 Not applicable

Item 2.  Changes in Securities.
                 Not applicable.

Item 3.  Defaults Upon Senior Securities.
                 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
                 Not applicable


Item 5.  Other Information.

     On May 19, 1995, the company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") designed to protect company stockholders in the event of takeover actions that would deny them the full value of their investment. The Rights Plan provided for a dividend distribution of one right for each share of the company's Common Stock to holders of record at the close of business on May 29, 1995. The rights will become exercisable only in the event, with certain exceptions, a person or group of related persons accumulates 15 percent or more of the company's outstanding voting stock, or if a party announces an offer to acquire 30 percent or more of the company's voting stock. The rights will expire on May 29, 2005. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $15. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either company stock or shares in an "acquiring entity" at half of market value.

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


Item 6.  Exhibits and Reports on Form 8-K.

                  a.  Exhibits
                      Not applicable.

                  b. The company has filed the following report on Form 8-K/A since the beginning of the quarter ended September 30, 1995:

                             Date of Report    Items Covered
                             --------------    -------------
                             July 20, 1995             5

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                  U.S. BIOSCIENCE, INC.



Date:  November 13, 1995                    By:   /s/ Robert I. Kriebel
                                                  ---------------------------
                                                  Robert I. Kriebel
                                                  Senior Vice President
                                                  Finance and Administration