Form 10-K
period 1995-12-31
U S BIOSCIENCE INC
filed 1996-03-20
CIK 847562

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

    (MARK ONE)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
    [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM    TO

                        COMMISSION FILE NUMBER 1-10392

                             U.S. BIOSCIENCE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  23-2460100
   (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

            ONE TOWER BRIDGE
            100 FRONT STREET
          WEST CONSHOHOCKEN, PA                           19428
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 832-0570

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                              WHICH REGISTERED
          -------------------                          ------------------------
      Common Stock ($.005 par value)                   American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None
                               (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes.  X    No.___
                                                    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 4, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $293,983,000.*

     As of March 4, 1996, the number of outstanding shares of the registrant's Common Stock was 43,378,620.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III--Portions of the registrant's definitive Proxy Statement with respect to the registrant's 1996 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.
__________
* Calculated by excluding all shares held by executive officers, directors and five percent shareholders of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
================================================================================

                                    PART I

Item 1.  BUSINESS.

     General

     U.S. Bioscience, Inc., a Delaware corporation (the "company"), is a pharmaceutical firm established in 1987 which seeks to develop and market drugs, principally drugs for treating patients with cancer, acquired immune deficiency syndrome ("AIDS") and allied diseases and infections. The company has, through licensing agreements, rights to nine drugs for the treatment of these diseases. Three drugs have been cleared by the United States Food and Drug Administration ("FDA"), Hexalen(R) (altretamine), NeuTrexin(R) (trimetrexate glucuronate for injection) and Ethyol(R) (amifostine); three are in various stages of clinical trials or targeted to begin clinical trials in 1996, AZQ, PALA and FddA; and three are in preclinical testing, WR-151327, Third Generation Platinums and Mitomycin-C Analogues. For a description of the steps required before a drug may be marketed in the United States see "Government Regulation."

     In December 1990, the FDA approved the company's New Drug Application ("NDA") for Hexalen(R) (altretamine), a drug for the treatment of advanced ovarian cancer. Commercial sales of Hexalen commenced in the United States in January 1991. See "Principal Products - Hexalen."

     On February 1, 1993, the company filed an NDA for NeuTrexin(R) (trimetrexate glucuronate for injection) for the treatment of Pneumocystis carinii pneumonia ("PCP"), an infection primarily associated with AIDS. This application was the subject of a joint review by the FDA and the Canadian regulatory authority, the Health Protection Branch ("HPB"). The application was approved by the FDA and the HPB in December of 1993, and commercial sales of NeuTrexin commenced in the United States in January 1994. At its September 1994 meeting, the European Union's ("EU") Committee for Proprietary Medicinal Products ("CPMP") recommended NeuTrexin for approval in the EU. As of January 31, 1996 NeuTrexin has received local health regulatory approval in Denmark, France, Germany, Ireland, Luxembourg, the United Kingdom, Spain, Greece, and The Netherlands. See "Principal Products - NeuTrexin."

     In September 1991, the company submitted to the FDA an NDA for a chemotherapy protection indication for Ethyol. The NDA was approved by the FDA on December 8, 1995 for the indication of reducing the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer. On March 15, 1996, the company's supplemental NDA was approved by the FDA under the Accelerated Approval Regulations to include use in patients with non-small cell lung cancer for the reduction of cumulative renal damage associated with repeated administration of cisplatin-based chemotherapy. A dossier describing Ethyol's chemoprotection properties was submitted to the CPMP in September 1992. At its September, 1994 meeting, the CPMP recommended Ethyol for approval by its member countries to reduce the neutropenia related risk of infection (e.g. neutropenic fever) due to the combination regimen cyclophosphamide and cisplatin in patients with advanced (FIGO Stage III or IV) ovarian cancer. As of January 31, 1996, Ethyol has received local health regulatory approval in Belgium, Denmark, France, Germany, Greece, Luxembourg, The Netherlands, Portugal, Spain and the United Kingdom. See "Principal Products - Ethyol."

     The objective of the company is to become an important participant in the worldwide pharmaceutical market for oncologic and AIDS drugs. To achieve this objective, the company's strategy to date has been to acquire exclusive licenses in the United States and certain other markets for therapeutic agents that the company believes have potentially significant commercial and clinical value in the treatment of cancer, AIDS and allied diseases. The company's primary emphasis has been on "late-stage" drugs, which are drugs having an established preclinical or clinical database and for which development by the company will consist largely of further preclinical testing, clinical trials and the preparation of applications for regulatory approval. By acquiring rights to drugs that have undergone some degree of development and for which preclinical and clinical information exists, the company believes that it will be able to reduce the costs, risks and time involved in bringing drugs to market. The company's long term strategy focuses on the licensing, development and commercialization of anticancer and AIDS drugs currently in the early stages of research.

     The three most common methods of treating patients with cancer are surgery, radiation therapy and systemic therapy. Systemic therapy consists principally of chemotherapy and hormonal therapy. Chemotherapy involves the administration of cytotoxic drugs designed to kill cancer cells. In addition to seeking to develop these types of cancer-killing drugs, the company, as well as other firms, is seeking to develop drugs that augment the efficacy or reduce the toxicity of other chemotherapeutic agents.

     Hormonal therapy is based on the fact that in some patients the growth of certain tumors, such as breast cancer, prostate cancer and endometrial cancer, is dependent upon the availability of endogenous hormones, such as estrogen and androgen. The use of measures to either reduce the production of, or block the action of, these hormones represents a form of systemic treatment for these diseases. Typically, when compared to chemotherapy, hormonal therapy produces a lower incidence and severity of side effects.

     Anticancer drugs can be toxic to normal cells as well as cancer cells, causing unwanted side effects. For most cancer drugs, therapeutic dosage for cancerous tissue is close to the toxic dose. Thus, drugs that could selectively protect normal cells could be of significant medical benefit. Development of systemic therapeutic products for the treatment of cancer requires laborious preclinical and clinical testing to satisfy government regulation and medical ethics. As a consequence, the development of successful anticancer drugs often requires five to ten years of preclinical and clinical testing.

     The Human Immune Deficiency Virus ("HIV")/AIDS treatment market can be divided into two segments. The antiretroviral segment includes those therapies which specifically target the HIV virus, such as nucleoside analogues like zidovudine (AZT), didanosine (ddI), zalcitabine (ddC) and lamivudine (3TC), and protease inhibitors, such as saquinavir, which was approved by the FDA in December 1995 and ritonavir and indinavir, which were approved by the FDA in March 1996. The second segment of the HIV/AIDS treatment market includes those agents which prevent or treat AIDS-related opportunistic infections, including, PCP, tuberculosis, candidiasis etc. PCP remains the most common opportunistic infection associated with AIDS.

     During the last two decades, significant advances in molecular biology, immunology and other related fields of biotechnology have led to an improved understanding of how malfunctioning genes lead to the development of certain tumors, and to an appreciation of the body's own regulatory systems to control this process. It is hoped that this area of biotechnology will lead to better ways to diagnose cancer, to identify those predisposed to develop the disease and to prevent tumors from forming or becoming malignant. It is also hoped that this area of biotechnology will lead to better ways to treat HIV/AIDS and the opportunistic infections associated with AIDS. In view of ongoing developments in the oncologic market and the general nature of scientific research, no assurance can be given that the nature of the oncologic market or the HIV/AIDS market or the method of treating cancer patients or AIDS patients will not undergo significant change. The company believes, however, that systemic therapy will continue to make an important contribution to the treatment of cancer.

     Marketing and Distribution

     The company currently markets Hexalen and NeuTrexin in the United States through its own sales force. The company has entered into an exclusive distribution and marketing agreement with ALZA Corporation ("ALZA") for its drug Ethyol for the U.S. market. Under the terms of this agreement the company will co-promote Ethyol with ALZA in the United States. See "Principal Products-- Ethyol-- Distribution and License Agreements". It is the company's intention to determine the most appropriate commercial arrangements for marketing its other drugs on a case by case basis.

     Opportunities exist for the registration and commercialization of the company's products in some foreign countries prior to FDA approval. Since the company cannot, at this time, practically market drugs on its own in most territories outside of the United States, the company has, with respect to certain of its drugs, entered into licensing and distribution arrangements, covering markets where the company does not currently plan to utilize its own sales organization. Some of these agreements provide signing fees and/or milestone payments to the company, and some also provide royalties to the company based upon future sales, if any, of licensed drugs. The extent to which the company derives meaningful revenues from these arrangements will be dependent upon, among other things, the ability to obtain product approvals and the licensees' and distributors' ability to market and sell the licensed drugs in their respective markets. To date foreign sales have not represented a material portion of the company's revenues.



PRINCIPAL PRODUCTS

     The company's products reflect its strategy of building a portfolio of drugs for the treatment of patients with cancer that represent a diverse group of modalities, including cancer-attacking cytotoxics (Hexalen, NeuTrexin, AZQ, third generation platinum anticancer agents, and Mitomycin-C analogues); cytoprotectors (Ethyol and WR-151327); and modulators (NeuTrexin and PALA). The company's products also reflect its strategy of building a portfolio of drugs for the treatment of AIDS and AIDS-related diseases or infections. The company's drug NeuTrexin is commercially available for treatment of PCP, an infection primarily associated with AIDS. The company has licensed FddA, and its active metabolite FddI, which are reverse transcription inhibitors.
Clinical studies of FddA are targeted for initiation in 1996. FddA is being evaluated for use in the treatment of HIV and the active state of HIV, AIDS.
See "Principal Products - FddA."

     HEXALEN(R) (ALTRETAMINE/HEXAMETHYLMELAMINE)

     General Description. Hexalen is an orally administered cytotoxic drug that was cleared for commercial sale by the FDA in December 1990 for use as a single agent in the palliative treatment of patients with persistent or recurrent ovarian cancer following first-line therapy with cisplatin and/or alkylating agent-based combination chemotherapy. Until 1997, Hexalen has marketing exclusivity in the United States for advanced ovarian cancer under the Orphan Drug provisions of the Food, Drug and Cosmetic Act.

     Marketing. The company launched its Hexalen marketing program in the United States during early 1991. The program consists of direct mail, journal advertising, symposia and promotion to prescribing physicians by the company's sales force. Hexalen has been distributed through pharmaceutical wholesalers and is prescribed by oncologists treating ovarian cancer. New therapies with potential clinical application in ovarian cancer may enter the U.S. marketplace in 1996. There can be no assurance that potentially competitive products will not have a material adverse effect on the future sales of Hexalen. In the United States the company has obtained a registered trademark for Hexalen, the company's brand of altretamine. The company is also pursuing trademark registrations for Hexalen in a number of foreign countries.

     Hexalen has been approved outside the United States for treatment of advanced ovarian cancer in Sweden, Israel, Australia, Canada, the Philippines, the United Kingdom, China, Norway, South Korea, Egypt and Hong Kong. Commercial sales of Hexalen in these countries will be through distribution and license arrangements. To date, commercial sales of Hexalen outside the United States have not been material.

     License of Hexalen to the company. The company's rights to Hexalen are derived from an assignment of rights regarding Wyeth Laboratories, Inc.'s ("Wyeth") NDA. In return, the company is required to pay royalties on worldwide sales by the company or its licensees of any product containing altretamine.
The company also has a licensing agreement with Rhone-Poulenc Rorer for rights to applications, registrations and approvals relating to their brand of altretamine (Hexastat(R)) in Canada, Germany, Italy, The Netherlands, Israel and the Czech Republic. The licenses expire in 2001 with respect to Canada and 2002 with respect to the other countries. In commercializing Hexalen in these markets, if and when regulatory approvals are obtained, the company will be required to pay royalties to Rhone-Poulenc Rorer on sales of Hexalen by the company or its licensees in countries covered by the licensing agreement. There can be no assurance that dossiers will be submitted in all those countries or that regulatory approvals will be obtained.

     Orphan Drug Status. Under the terms of the Orphan Drug Act, Hexalen has U.S. marketing exclusivity for its FDA approved indication for a period of seven years from approval of its NDA (i.e., the FDA may not approve another altretamine product for that indication during the seven-year period). Such exclusivity expires in 1997. See "Orphan Drug Status," "Government Regulation," and "Patents, Trademarks, and Trade Secrets."

     Distribution and Marketing Agreements. The company has entered into distribution or licensing agreements for Hexalen with a number of pharmaceutical companies for territories outside of the United States.

     The company has licensed its rights for Hexalen in Scandinavia to Swedish Orphan AB ("Swedish Orphan"). Commercial sales of Hexalen commenced in Sweden during the second quarter of 1993. The company has licensed its Hexalen rights in Australia and New Zealand to F.H. Faulding & Co. Limited (formerly David Bull Laboratories Pty. Ltd.) ("Faulding"). It has licensed its rights in Israel to Teva Pharmaceutical Industries, Ltd. ("Teva"). In addition, the company has licensed its rights for Japan, South Korea and Taiwan to Kanebo, Ltd. ("Kanebo"). The licensees are required to pay the company royalties based on their net sales for up to ten years after their first commercial sale of the product. The company and Schering Overseas Limited ("Schering Overseas"), a subsidiary of Schering-Plough Corporation ("Schering") are negotiating to terminate Schering Overseas's rights to Hexalen in over 35 countries in Latin America and Asia ("Latin America/Asia Territories").

     The company has entered into an exclusive marketing and distribution agreement for Hexalen with Societe de Conseils, de Recherches et d'Applications Scientifiques ("SCRAS"), an affiliate of Beaufour IPSEN, for the United Kingdom and Germany with rights of SCRAS to extend the territory to Belgium, France, Ireland, Italy, Luxembourg, Portugal, Spain and The Netherlands for a term of up to twelve (12) years. Under the terms of the Agreement, the company supplies the products to SCRAS at negotiated prices.

     The company has entered into an exclusive distribution and marketing agreement with Eli Lilly InterAmerica, Inc., an affiliate of Eli Lilly and Company, for Hexalen in Canada. Under the terms of the agreement another affiliate of Eli Lilly and Company, Eli Lilly Canada Inc. ("Eli Lilly Canada") will have rights to distribute and market Hexalen in Canada for five years and under certain circumstances will have the right to extend the agreement for an additional five years. The company will supply Hexalen to Eli Lilly Canada at an agreed upon supply price.

     The company has entered into exclusive distribution agreements for Hexalen with six pharmaceutical companies in several Middle Eastern countries. The distributors are required to purchase Hexalen exclusively from the company during the term of the agreements. To date, regulatory approval for Hexalen has been received in Egypt but has not been received for Hexalen from any other Middle Eastern country.

     There can be no assurance that the company will derive meaningful revenues from any of these arrangements.

     Manufacturing. The company is dependent on third party suppliers for the manufacture of Hexalen. The company has one approved source of altretamine drug substance and two approved sources for the finished dosage form of Hexalen.

     NEUTREXIN(R) (TRIMETREXATE GLUCURONATE FOR INJECTION)

     General Description. NeuTrexin (trimetrexate glucuronate for injection) is a lipid-soluble intravenously administrable analogue of methotrexate, a commonly-used anticancer agent. In December 1993, the FDA approved the company's NDA, and the HPB granted commercial clearance, for NeuTrexin with concurrent leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe PCP in immunocompromised patients, including patients with AIDS, who are intolerant of, or are refractory to, trimethoprim-sulfamethoxazole therapy or for whom trimethoprim-sulfamethoxazole is contraindicated. In

September 1994, the CPMP recommended approval for NeuTrexin with concurrent leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia in patients with AIDS who are intolerant of or refractory to standard therapy or for whom standard therapy is contraindicated. NeuTrexin was designated a "high tech" drug under the CPMP's Concertation Procedure which provided for concurrent review of the dossier by the then twelve members of the EU and provides up to ten years of regulatory exclusivity in the major markets upon approval. Following the positive CPMP recommendation, the company has applied for local regulatory approvals in the EU member countries. As of January 31, 1996, the company has received local health regulatory approvals for NeuTrexin in Denmark, France, Germany, Ireland, Luxembourg, the United Kingdom, Spain, Greece and The Netherlands.

     Marketing. The company launched its NeuTrexin marketing program in the United States during early 1994. The program consists of direct mail, journal advertising, symposia and promotion to prescribing physicians by the company's sales force. NeuTrexin has been distributed through pharmaceutical wholesalers and is prescribed by physicians treating PCP. Commercial sales of NeuTrexin in the United States commenced in January 1994. In the United States the company has obtained a registered trademark for NeuTrexin, the company's brand of trimetrexate glucuronate. The company is also pursuing trademark registrations for NeuTrexin in a number of foreign countries.

     Clinical Trials. The company has conducted a Phase II clinical trial combining NeuTrexin with dapsone, a sulfa based antibiotic, to investigate this combination for first-line PCP therapy. There can be no assurance that this combination will result in approval of NeuTrexin for a first-line indication for PCP. The company is also investigating NeuTrexin as an anticancer agent. A multicenter Phase II trial of NeuTrexin in combination with 5-FU and leucovorin in 39 patients with metastatic colorectal cancer resulted in a 52% response rate including 3 complete responses. In follow up a randomized controlled Phase III trial of 5-FU and Leucovorin with and without NeuTrexin has been initiated. There can be no assurance that these trials will result in the approval of NeuTrexin for cancer treatment. Pharmacologic properties of NeuTrexin also suggest possible applications in the management of non-neoplastic diseases such as psoriasis and rheumatoid arthritis. Research into topical and oral formulations of NeuTrexin is underway. The development of these dosage forms will facilitate clinical research not only in patients with diseases such as AIDS and cancer, but may also allow for an extended role for NeuTrexin in patients with benign diseases (such as psoriasis and rheumatoid arthritis), although no assurance can be given that such trials, if conducted, will yield approved indications.

     Licenses of NeuTrexin to the Company. The company has obtained an exclusive license to the United States Government's U. S. patent claiming a method of treating PCP with trimetrexate. The term of exclusivity is seven years from the first commercial use of the product. After this period of exclusivity, the company also has a non-exclusive license until the last of the licensed patents expires. Under the terms of its agreement with the United States Government, the company is required to pay royalties based on net sales of NeuTrexin. Pursuant to an agreement as amended with Warner-Lambert Company ("Warner-Lambert"), the company has obtained an exclusive worldwide license to manufacture and market NeuTrexin under the patent rights and know-how held by Warner-Lambert, including a composition of matter patent on the form of NeuTrexin approved for commercial sale. Under the agreement, the company is required to pay to Warner-Lambert royalties based on net sales of NeuTrexin.
The agreement may be terminated by Warner-Lambert in a country outside the United States if commercial sales are not commenced in such country by the first anniversary of the date on which NeuTrexin could legally be sold in such country.

     Patents and Orphan Drug Status. As noted above, the company has reached an agreement to license, on an exclusive basis, Warner-Lambert's NeuTrexin patents, including those relating to composition of matter and manufacturing processes. One of those patents, a composition of matter patent on the form of NeuTrexin approved for commercial sale, was issued March 15, 1983 and, pursuant to new legislation, will be entitled to a term of 20 years from the date of the first U.S. filed application for that patent, October 31, 1980. Therefore, the current expiration date for this U.S. patent is October 31, 2000. See "Patents Trademarks and Trade Secrets." Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, an application has been filed for an extension of that patent in the United States for an additional 1,310 days, a period relating to the time NeuTrexin was under review by the FDA. On August 4, 1995 the U.S. Patent Office informed Warner Lambert, the patentee, that the patent was eligible for patent term extension of 1,284 days. Warner Lambert filed a request for reconsideration of the length of the extension on September 1, 1995. The request for reconsideration is pending. There can be no assurance that the extension will be granted or that, if granted, the extension will be for the full term requested. The company has rights to the foreign counterparts of this U.S. Patent in many European markets. These foreign counterpart patents were filed in 1981 and are due to expire in 2001. The company is applying for supplementary patent protection in the EU countries where health regulatory approvals for NeuTrexin have been received and where there is a foreign counterpart patent. Such supplementary protection may be granted for a period of up to five additional years; however, there can be no assurance that supplementary protection will be granted for any such patent or that, if granted, the extension will be for the full term requested. As of January 15, 1996, supplementary protection has been granted in France and Luxembourg for a five year term. The company has filed a U.S. patent application with respect to crystalline trimetrexate salts and the process for making crystalline trimetrexate salts. There can be no assurance that patent(s) will issue from this patent application.

     The company also has an exclusive license in the United States for a U.S. Government patent claiming a method of treating PCP infection with trimetrexate. See "Principal Products --NeuTrexin--Licenses of Trimetrexate to the Company."

     Upon approval of the NDA for NeuTrexin in December 1993, the product received seven years' marketing exclusivity under the Orphan Drug Act for the approved PCP indication. NeuTrexin is also designated as an orphan drug for the treatment of metastatic colorectal adenocarcinoma, metastatic carcinoma of the head and neck, pancreatic adenocarcinoma and advanced non-small cell carcinoma of the lung. If the company obtains the first NDA approval for the product for any of these indications, NeuTrexin would be eligible for seven years of orphan marketing exclusivity for such approved indications. See "Government Regulation," "Patents, Trademarks, and Trade Secrets," and "Orphan Drug Status."

     Distribution and Marketing Agreements.   The company has entered into an
exclusive distribution agreement with Eli Lilly InterAmerica, Inc. for the sale of NeuTrexin in Canada. The company has entered into an exclusive distribution agreement with SCRAS for NeuTrexin for Belgium, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain and the United Kingdom. Under the terms of that agreement, SCRAS has an option to participate
in the company's clinical development program for NeuTrexin for oncology.   The
company has licensed its rights for NeuTrexin in Scandinavia to Swedish Orphan. For a period of two years following marketing approval in a given country, Swedish Orphan is required to pay royalties to the company based on net sales of the product. Thereafter, the company reacquires the rights to NeuTrexin in such country. In addition, the company has licensed its rights in the Latin America/Asia Territories to Schering Overseas. Under the terms of the agreement, Schering Overseas is required to pay the company royalties and consulting fees based on net sales of NeuTrexin for up to ten years after first commercial sale of the product. Under certain circumstances, Schering Overseas may incur certain payment obligations for an additional five years after such ten year period. The agreement provides Schering Overseas with the right to negotiate for additional products the company wishes to introduce in the Latin America/Asia Territories. The company has granted exclusive rights to distribute NeuTrexin in Middle Eastern countries to distributors located in such countries. To date NeuTrexin has not been approved for commercial sale in any Middle Eastern country.

     There can be no assurance that the company will derive meaningful revenues from any of these arrangements.

     Manufacturing. The company partially relies on third party manufacturers to supply NeuTrexin. The company has contracted with an approved source of drug substance as well as an approved source of finished product for NeuTrexin. In addition, the company's manufacturing plant located in Nijmegen, The Netherlands has undergone validation inspection by the Dutch regulatory authorities and has received Dutch regulatory approval to manufacture the finished dosage form of NeuTrexin. The company intends to supply the EU markets with NeuTrexin manufactured at its Nijmegen manufacturing plant. The company has received FDA approval of its Nijmegen facility as an alternate drug manufacturer for NeuTrexin for commercial sale in the United States. The company intends to supply the United States market with NeuTrexin manufactured primarily at its Nijmegen manufacturing plant and also to continue to purchase NeuTrexin for the United States market from its approved third party manufacturer.

     ETHYOL(R) (AMIFOSTINE/WR-2721)

     General Description. Ethyol is an injectable agent for which the company's NDA was approved by the FDA in December 1995 as a selective cytoprotective agent to reduce the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer. The mechanism of action of Ethyol is such that the activated drug is preferentially taken up by normal tissues relative to tumor cells, thereby protecting normal cells but not the tumor cells from the toxic effects of cisplatin.

      On March 15, 1996, the company's supplemental NDA was approved by the FDA under the Accelerated Approval Regulations as a modification of the Ethyol indications to include treatment of patients with non-small cell lung cancer for the reduction of cumulative renal toxicity associated with repeated administration of cisplatin. Products approved under the Accelerated Approval Regulations require further adequate and well-controlled studies to verify and describe clinical benefit. The company has a clinical trial ongoing which the company anticipates may fulfill this requirement; however, there can be no assurance that the company's ongoing clinical trial will verify the clinical benefit of Ethyol for this indication. In the event the clinical trial fails to verify the clinical benefit of Ethyol for this indication, the FDA may, under certain circumstances, withdraw approval of this indication.

     The CPMP recommended the company's drug Ethyol for approval at the CPMP meeting held on September 13, 1994. Ethyol was recommended to reduce the neutropenia related risk of infection (e.g. neutropenic fever) due to the combination regimen cyclophosphamide and cisplatin in patients with advanced (FIGO State III or IV) ovarian cancer. Following the positive CPMP recommendation, as of January 31, 1996, Ethyol has received approvals from the local health regulatory authorities in Belgium, Denmark, France, Germany, Greece, Luxembourg, The Netherlands, Portugal, Spain and the United Kingdom. There were three EU countries that did not join in the positive recommendation for Ethyol, The Netherlands, Denmark and Ireland. Denmark and The Netherlands have subsequently approved Ethyol and Ireland has requested additional information from the company and the company has provided additional information and data in response to the request; however, there can be no assurance that Ireland will approve Ethyol for commercial sale.

     In December 1995 the company filed a Type II Variation to the CPMP to expand the EU label for Ethyol to include protection against renal toxicity from repeated administration of cisplatin in a range of solid tumors (excluding tumors of germ cell origin). There can be no assurance that the company will receive a recommendation for approval from the CPMP for the Type II Variation.

     Marketing. Through an agreement with ALZA, Ethyol is targeted for launch in the United States during early 1996. The program will consist of direct mail, journal advertising, symposia and promotion to prescribing physicians by ALZA's sales force with co-promotion by the company's sales force. Ethyol will be distributed through pharmaceutical wholesalers for prescription by physicians treating cancer. In the United States the company has obtained a registered trademark for Ethyol, the company's brand of amifostine. The company is also pursuing trademark registrations for Ethyol in a number of foreign countries.

     Clinical Trials. The company is continuing to investigate the use of Ethyol to protect normal tissues from the toxic effects of certain forms of chemotherapy and radiation therapy in a number of tumor types without reducing the antitumor effects of these modalities.

     A randomized trial of Ethyol has also been conducted to evaluate its ability to protect normal tissues from the toxicities of radiation therapy. Additional Phase II and Phase III trials investigating Ethyol as a radio-protective agent are being initiated in the United States and Europe. The company anticipates filing a supplemental NDA for Ethyol's use as a radio-protective agent, if satisfactory data results, when these studies are complete. No assurance can be given that an application for regulatory approval for Ethyol as a radiation protectant, if submitted, will be approved.

     Additional International New Drug Submissions. The company submitted a New Drug Submission for Ethyol with the Canadian regulatory authorities in September 1994. In Europe, the company is in the process of seeking registration of an Ethyol dossier in the countries comprising the European Free Trade Association ("EFTA") (Austria, Finland, Iceland, Liechtenstein, Norway, Sweden and Switzerland). As of January 31, 1996, within the EFTA region, the company has achieved approval for Ethyol in Switzerland. No assurance can be given that the remaining EFTA applications, if submitted, will be approved. Through its marketing partner for the Far East/Latin American Territory, Schering Overseas, dossiers have been submitted in numerous countries in that Territory. Within the Far East/Latin American Territory, as of January 31, 1996, Ethyol was approved for commercial sale in Argentina and Uruguay. While additional regulatory approvals for Ethyol are being pursued throughout the Far East/Latin American Territory, there can be no assurance that additional approvals will be received.

     License of Ethyol to the company. The company's exclusive rights to develop and market Ethyol on a worldwide basis were derived from an agreement with the Southern Research Institute ("Southern Research"), a not-for-profit research institution. Effective May 1, 1993, the agreement was amended and restated to clarify the company's royalty obligations to Southern Research under various sublicense and distribution arrangements (the "Restated and Amended Ethyol Agreement"). Pursuant to the Restated and Amended Ethyol Agreement, the company is required to pay Southern Research a royalty on net sales of Ethyol or any pharmaceutical composition containing Ethyol for a period of ten years following the first commercial sale in a given country. Under certain circumstances, the company is required to pay Southern Research a reduced royalty rate on net sales of Ethyol for an additional five years. The agreement is for a term of fifteen (15) years from the date of first commercial sale on a country-by-country basis.

     Patents, Orphan Drug Status and NDA Exclusivity.  The original United
States composition of matter patent on Ethyol expired in July 1992.   The
company has developed proprietary new dosage forms of crystalline amifostine and a novel method for manufacturing crystalline amifostine. The company has a patent from the U.S. Patent and Trademark Office for a method of manufacturing crystalline amifostine and the resulting dosage form utilizing such method of manufacture of crystalline amifostine. In a divisional patent application, the company continues to pursue crystalline amifostine dosage form claims which are independent of the method of manufacture; however, there can be no assurance that a patent will issue for these dosage form claims. The company has foreign counterpart patent applications pending, however there can be no assurance that such patent applications will result in issued patents in foreign jurisdictions.

     Upon approval of the NDA for Ethyol in December 1995, the product received seven years' marketing exclusivity under the Orphan Drug Act for the approved indication. Ethyol has also been designated as an orphan drug for use as a chemoprotective agent for cyclophosphamide in the treatment of advanced ovarian carcinoma, and as a chemoprotective agent for cisplatin in the treatment of metastatic melanoma. If the company obtains the first NDA approval for the product for either of these indications, Ethyol would be eligible for seven years of orphan marketing exclusivity for such approved indication.

     In addition, upon approval of the NDA for Ethyol, the product became entitled to a period of marketing exclusivity under the Food, Drug, and Cosmetic Act. Under the relevant provision of that Act, if an NDA is approved for a drug that has not been the subject of any prior NDA approval, no Abbreviated New Drug Application ("ANDA") referring to that drug may be submitted for five years from the date of the NDA approval (or four years if the drug is covered by a patent, unless the ANDA applicant challenges the patent). Because Ethyol is the first amifostine product to receive an NDA approval, it is entitled to protection against FDA approval of an ANDA for a period of five years, plus the time required for the FDA to review and approve an ANDA for the product. This exclusivity does not, however, prohibit the submission or FDA approval of subsequent full NDA's by other sponsors based on such sponsors' separate clinical investigations.

     Distribution and Marketing Agreements.   The company has entered into an
exclusive marketing and distribution agreement with ALZA for Ethyol in the United States. Under the terms of the Agreement, ALZA has exclusive rights to market Ethyol in the United States for five years and will be responsible for sales and marketing; the company's sales force will co-promote the product with ALZA. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol revert to the company, and ALZA will receive payments from the company for ten years based on sales of Ethyol in the United States.

     The company has entered into an exclusive marketing and distribution agreement with Scherico Ltd., ("Scherico") a subsidiary of Schering, for Ethyol in the countries comprising the EU and EFTA (the "European Territories"). Under the terms of its Agreement with Scherico, the company will share in operating profits/losses (as defined in the Agreement) generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. The company's exposure to operating losses, if any, generated from the Major Markets is limited to an amount set forth in the operating plans. With respect to 1995, Scherico has invoiced the company approximately $4.2 million for the company's share of operating losses. With respect to 1996, the company's limit on operating losses under the terms of its Agreement with Scherico, as determined by the 1996 operating plan is approximately $1.7 million. The company will share in operating profits, if any, generated from sales of Ethyol in the other countries in the European Territories outside the Major Markets in which Ethyol is launched by Scherico, but is not exposed to operating losses, if any, generated in such countries. Under the terms of the Agreement, the company is obligated to share in operating losses, if any, generated from the Major Markets for a period up to the "Commencement Date" which is defined as the first to occur of (i) the date of the last Regulatory Approval with Minimum Chemoprotective Labelling in all of the Major Markets; (ii) 270 days after Regulatory Approval with Minimum Chemoprotective Labelling and, if required, pricing and/or reimbursement approval in the first Major Market; (iii) if the first Regulatory approval is less than the Minimum Chemoprotective Labelling, the second anniversary of such Regulatory Approval, i.e. November 23, 1996. Under the Agreement, Minimum Chemoprotective Labelling is defined as protection against hematological toxicities associated with the use of cyclophosphamide without protection against the associated tumor and without any restriction limiting use of Ethyol to ovarian cancer.

     Under the terms of the Agreement, Scherico's exclusive rights to market the product will continue for five years from the Commencement Date. During such five year period the company will share in operating profits but will not share in operating losses that might be generated. The company will co-promote Ethyol with Scherico for the two years following such five year period. Thereafter, the company will reacquire sole marketing rights. Under certain circumstances Scherico is required to pay the company milestone payments as regulatory and pricing approvals, if any, are obtained. There can be no assurance that milestone payments will be made to the company under the Agreement. After reacquiring sole marketing rights, the company will pay Scherico a portion of its Ethyol operating profits, if any, from the European Territory for a period of three years. The company will supply Ethyol to Scherico throughout the term of the agreement at a negotiated price. In addition, under the terms of the Agreement, Scherico is to assist the company in establishing its own commercial organization in Europe. The contract provides that Scherico may terminate the agreement at any time by providing 180 days written notice to the company of its desire to terminate the Agreement. There can be no assurance that the Agreement will not be terminated by Scherico. There can be no assurance that the marketing of Ethyol in the European Territories will result in meaningful revenues to the company.

     The company has licensed Ethyol to Schering Overseas in the Latin America/Asia Territories. Schering Overseas is required to pay the company royalties and consulting fees for ten years following the first commercial sale of the product. Schering Overseas may incur certain payment obligations for an additional five years under certain circumstances.

     The company has granted exclusive distribution rights for Ethyol in Canada to Eli Lilly Interamerica, Inc. an affiliate of Eli Lilly and Company and Eli Lilly Canada Inc.

     In a separate agreement, the company has licensed Ethyol to Scherico for territories comprising Eastern Europe, Australia, New Zealand, Iran, Iraq, South Africa, Botswana, Namibia and Zimbabwe (the "Eastern Europe/Africa/Australia/New Zealand Territories"). Under the Agreement, Scherico is required to pay the company royalties and consulting fees for fifteen years following the date of first commercial sale of Ethyol in these territories. In addition, under certain circumstances, Scherico is required to pay milestone payments upon approval of Ethyol in Australia and South Africa. The Agreement provides Scherico with the right to negotiate for additional products the company wishes to introduce into those territories.

     The company is seeking a marketing partner for Ethyol for Japan, South Korea and Taiwan.

     In Israel, the company has licensed Ethyol to Teva. Teva is required to pay the company a milestone payment upon approval of Ethyol in Israel. In addition, Teva is required to pay the company royalties on net sales of Ethyol in Israel for a period of ten years following the first commercial sale of the product. The company has granted exclusive rights to distribute Ethyol in the Middle East to distributors located in Middle Eastern countries. To date Ethyol has not been approved in any Middle Eastern country.

     There can be no assurance that the company will derive meaningful revenues from any of these arrangements.

     Manufacturing. The company relies on an approved third party source for supply of Ethyol drug substance. In the U.S., the company currently relies on an approved contract manufacturer to produce the finished dosage form of Ethyol. For other markets, the company intends to supply the finished dosage form of Ethyol from its facility in Nijmegen, The Netherlands. The company's Nijmegen facility has been approved by the Dutch regulatory authorities to manufacture Ethyol for commercial sale in Europe.

     AZQ (DIAZIQUONE)

     General Description. AZQ is an intravenously administered anticancer agent which crosses the "blood-brain barrier" and penetrates the central nervous system. AZQ has been under investigation in clinical studies as a treatment for gliomas (brain tumors) and acute leukemia.

     Clinical Trials. Clinical trials of AZQ have been conducted under the auspices of the National Cancer Institute ("NCI") for the treatment of gliomas and adult acute leukemia, and as an agent for treating patients prior to bone marrow transplantation. The company is evaluating the data from the NCI trials to ascertain its usefulness in a possible regulatory submission. It may also elect to initiate additional clinical trials for AZQ for these indications, but no decision has been reached as to whether such trials will be conducted. There can be no assurance that the results of these clinical trials or the NCI data will lead to the filing or approval of an NDA.

     License of AZQ to the company. The company obtained an exclusive license from the United States Government to market AZQ in the United States. The term of exclusivity is until March 1998. Thereafter, the company will have a non-exclusive license until the last of the licensed patents expires. The company is required to pay royalties based on net sales of AZQ.

     Patents. A composition of matter patent for AZQ and two patents for the use of AZQ as an antitumor agent are held by the United States Government. The composition of matter patent will expire in 1997 and the use patents will expire in 1996 and 2004. See "Government Regulation," "Patents, Trademarks and Trade Secrets."

     Manufacturing. AZQ for investigational use has been produced by third party contractors for the NCI. The company has not yet identified a source for development and manufacture of AZQ for commercial supply. To date all AZQ used in clinical trials has been supplied by the NCI.

     PALA DISODIUM SALT (SPARFOSATE SODIUM)

     General Description. PALA disodium salt ("PALA") is an injectable drug that is in clinical studies to evaluate its ability to enhance the activity of certain chemotherapeutic agents, in particular, fluorinated pyrimidines. The most extensively used fluorinated pyrimidine is 5-fluorouracil ("5-FU"), which is employed in the treatment of colorectal, breast and upper gastrointestinal (stomach and pancreas) cancers.

     Clinical Trials and PreClinical Studies. Both the company and the NCI initiated Phase III clinical trials of PALA plus 5-FU in the United States in 1989. The company has also conducted a Phase II clinical trial of PALA and 5-FU in Canada, and a Phase III clinical trial of 5-FU/ methotrexate plus PALA in the United Kingdom and other European countries for patients with advanced
colorectal cancer.   There can be no assurance that the company will file an
application for regulatory approval for PALA or that, if such an application is filed, regulatory approval will be obtained for PALA.

     Animal studies have been conducted under the company's auspices to evaluate the antiviral role of PALA in a number of viral conditions including
cytomegalovirus, vaccinia, respiratory syncytial virus and hepatitis B.    These
data have been submitted to the Anti-Viral Division of the FDA for review prior to submission of an application to test PALA against molluscum contagiosum (MC),
a virus related to vaccinia.   MC is increasing in frequency in AIDS patients
and the company believes that to date there is no effective therapy. There can be no assurance that the company will file an IND with respect to clinical testing of PALA against MC.

     License of PALA to the company. Under an agreement with Warner-Lambert, the company has been assigned all of Warner-Lambert's United States patent rights (to the extent that such rights exist) and international patent rights to the PALA Patents (as defined below). The company has also obtained a non-exclusive license to the United States Government rights. The company is required to pay certain royalties to the United States Government and Warner-Lambert under these agreements.

     Patents and Orphan Drug Status. The United States Government and Warner-Lambert have asserted the United States rights to a United States composition of matter patent for PALA which expires in 1997 and to three other patents, two of which are composition of matter patents and one of which is a process patent, which expire from 1996 to 1999 (collectively, the "PALA Patents"). In addition, the company has filed patent applications in the United States and certain foreign countries to cover the use of PALA for the treatment of the viral conditions described above. A patent issued in the United States on February 13, 1996 covering methods of using PALA in the treatment of certain primary and secondary viral infections. In addition, the company has filed a divisional application in the United States directed to compositions of matter containing PALA and other therapeutic agents, and to methods of treating or preventing certain viral infections. However, there can be no assurance that the company will be granted patent protection for the subject matter in the PALA foreign patent applications or the United States divisional patent application.

     Distribution and Marketing Agreements. The company has granted Teva an option to license PALA for Israel. If the option is exercised, Teva will be required to pay the company royalties on its net sales of PALA until the later of (i) ten years after their first commercial sale of the product or (ii) the expiration of any patent with respect to PALA held by the company on the date of first commercial sale. The company has licensed PALA to Schering Overseas in the Latin America/Asia Territories. Schering Overseas is required to pay the company royalties and consulting fees for ten years following the first commercial sale of the product. Schering Overseas may incur certain payment obligations for an additional five years under certain circumstances.

     There can be no assurance that the company will derive meaningful revenue from any of these arrangements.

     Manufacturing. The company has a development agreement with Ganes Chemicals Inc. to manufacture the PALA drug substance and with Ben Venue Laboratories for the manufacture and testing of the finished dosage form.


     ROGLETIMIDE (PYRIDOGLUTETHIMIDE)

     In July 1995 the company discontinued its development of the drug rogletimide (pyridoglutethimide) and terminated its exclusive license to that drug.

DRUGS IN PRECLINICAL DEVELOPMENT

     The following drugs are in varying stages of preclinical development by the company. While the company believes that these drugs may have efficacy in the treatment of cancer, AIDS and allied diseases, significant research and development, including clinical testing, will be required. There can be no assurance that these drugs will prove to be safe and effective in clinical trials. Moreover, other obstacles, including the ability to manufacture the drugs, must also be surmounted. In addition, in certain cases, licenses under which the company has obtained the drugs require the achievement of development milestones by the company. There is no assurance that these milestones will be met.

     FddA, FddI. Under the terms of an agreement with the National Institutes of Health of the United States Public Health Service, the company received a worldwide exclusive license to the government's patent rights for use of the compounds FddA and its active metabolite, FddI, for the treatment of HIV infection, HIV-related infection or HIV-related disease in humans. FddA is an acid stable, purine-based reverse transcriptase inhibitor that in preclinical studies compared favorably to AZT against HIV in comparative studies conducted in SCID (immune-deprived) mice. In in vitro laboratory studies of HIV, FddA has not demonstrated cross-resistance to three commercially available treatments for AIDS (AZT, ddI, ddC) and has shown synergistic activity with AZT. Both the company and the NIH intend to pursue the clinical development of FddA. The NCI has filed an Investigation New Drug Application and plans to initiate a phase I clinical study of FddA in the near future. There can be no assurance that the clinical trials will lead to the filing of a regulatory application, and if filed, will lead to marketing authorization. The government has filed patent applications covering, inter alia, FddA and FddI in the United States Patent and Trademark Office and in certain foreign jurisdictions. A United States patent has issued to the government on February 27, 1996 covering compositions of matter for, inter alia, FddA and FddI. In addition the government has a United States application pending which covers, inter alia, methods of treatment using FddA and FddI. However, there can be no assurance that these pending United States or foreign applications will result in issued patents.

     WR-151327. WR-151327 is a second generation chemotherapy and radiation therapy protective agent. Unlike Ethyol, a first generation protective agent that has been administered intravenously, WR-151327 is administered orally. The United States, European, Canadian and Australian patent offices have allowed a patent application claiming the use of WR-151327 to reduce toxicities of certain forms of chemotherapy. The company also plans studies to investigate WR-151327 as a protective agent to reduce the bone marrow toxicities associated with zidovudine/ azidothymidine ("AZT"), a drug commercially available which is used to treat AIDS, and as an intrinsic anti-HIV agent. Patent applications have been filed covering these uses of WR-151327. No assurance can be made that these patent applications will result in issued patents.

     Third Generation Platinum Anticancer Agents. The company's third generation platinum anti-cancer agents comprise a group of cytotoxic drugs intended for use in treating ovarian, testicular, head and neck, lung and certain other cancers. Although the two approved platinum compounds currently on the market have demonstrated efficacy as anticancer agents, widespread usage of these compounds has been limited by their toxicity to normal cells. The company has licensed the rights to four U.S. patents owned by Georgetown University with respect to its series of third generation platinum anticancer agents.

     The company has granted an option to license certain of its foreign rights to WR-151327 and third generation platinum anticancer agents to Teva in Israel and granted certain of its foreign rights to WR-151327 to Schering Overseas in the Latin America/Asia Territories.

     Mitomycin-C Analogues. Under the terms of an agreement with the Vincent T. Lombardi Cancer Center at Georgetown University, the company received a worldwide exclusive field of use license to a series of analogues of mitomycin-
C. Mitomycin-C is an anticancer agent used for the treatment of gastrointestinal cancer and breast cancer. The company has licensed the rights to two Georgetown University U.S. patents relating to Mitomycin-C analogues. However, under the terms of its agreement with Georgetown, if the company did not meet certain development benchmarks, Georgetown retained the right to revoke such license rights. The company has not met those benchmarks and there can be no assurance that the failure to meet the benchmarks will not result in a revocation of such license rights by Georgetown.


OTHER LICENSE OPTIONS

     Pursuant to its license agreement with Schering Overseas, the company has granted to Schering Overseas a right of first refusal until 1997 to license any of its products not currently licensed to Schering Overseas on terms mutually acceptable to the parties. The right of first refusal applies to the Latin America/Asia Territories covered by the license agreement.

     Pursuant to its license agreement with Scherico, the company has granted to Scherico a right to negotiate in good faith to license company products for the Eastern Europe/Africa/Australia/New Zealand Territories covered by the license agreement.

     Pursuant to its distribution agreement with SCRAS, the company has granted SCRAS an option to participate in the clinical development of NeuTrexin for cancer and obtain the rights to commercialize NeuTrexin for cancer in the SCRAS territories. In addition, the company has granted SCRAS an option to commercialize Hexalen in eight EU countries.


RESEARCH AND DEVELOPMENT

     Research. The company does not currently have proprietary research and preclinical development facilities since its initial strategy has emphasized the acquisition of drugs and related therapies that have demonstrated some potential value in preclinical testing or clinical trials. The company does have facilities where the company conducts analytical chemistry in support of its regulatory applications and product development.

     Development. The company has established relationships with numerous preclinical programs in the United States and Europe for the purpose of expanding its research and development programs.

     Research and development expenses were $12,186,000 for 1995, $17,607,900 for 1994, $19,403,800 for 1993, and $85,163,100 for the period May 7, 1987
(inception) to December 31, 1995.

MARKETING

     The market for chemotherapeutic and hormonal drugs is highly concentrated and comprised principally of oncologists and hematologists practicing in cancer treatment centers, large hospitals and private medical practices. The decision to use such drugs is an individual physician's decision, and marketing efforts are focused upon individual oncologists and hematologists to prescribe such drugs. The market for intravenous therapies for PCP is mainly derived from about 220 hospitals in major metropolitan areas. The use of such drugs may require acceptance onto an individual hospital's formulary. Marketing efforts are directed at prescribing physicians, pharmacists, and members of the formulary committee.

     In the United States, the company's marketing efforts are focused on approximately 5,500 physicians. With respect to Hexalen, the company has directed most of its marketing efforts to approximately 2,500 physicians who have prescribed Hexalen at some point since its introduction. With respect to NeuTrexin, the company has directed its marketing efforts to approximately 2,000 AIDS and infectious disease specialists who treat PCP. Because the number of such physicians in both cases is relatively small, the company uses its own sales force of approximately fifteen representatives to personally contact as many of those physicians as possible. With respect to NeuTrexin and Hexalen, the company's marketing program consists of personal contacts, direct mail, advertising, journal advertising, symposia and promotion by the company's sales force.

     For the commercial launch of Ethyol in the United States, the company has entered into an exclusive distribution and marketing agreement with ALZA. See Principal Products -- Ethyol --Distribution and Marketing Agreements. Under the terms of that agreement, ALZA will be responsible for marketing Ethyol in the United States. The company's sales force will co-promote Ethyol with ALZA's approximately 45 sales representatives in the U.S. market.

     Hexalen and NeuTrexin are supplied through pharmaceutical wholesalers in the United States. Representatives of the company have contacted wholesalers by mail and have visited major wholesalers personally to establish account relationships and distribution channels.

     To commercialize its products outside the United States, the company has entered into agreements with other companies. See "Principal Products -- NeuTrexin -- Distribution and Marketing Agreements" "Principal Products -- Hexalen -- Distribution and Marketing Agreements"

and "Principal Products -- Ethyol -- Distribution and Marketing Agreements."

     The company has five employees engaged in marketing and business development activities in addition to its specialty-oriented sales force. Additional staff expansions may be required upon the expansion of indications for previously approved drugs or the approval of other products currently in development.

COMPETITION

     The sales potential of an oncology product or a PCP product is dependent upon numerous variables, including efficacy in different tumor types in the case of an oncology product, and efficacy in the treatment of PCP for a PCP product, toxicity, ease of incorporation into combination regimens, reimbursement, pharmacoeconomic impact, clinical data, price, acceptance by physicians, marketing, and distribution. The availability of patent protection or marketing exclusivity afforded by orphan drug status or regulatory exclusivity afforded by the Food, Drug and Cosmetic Act, and the ability to obtain expanded labelling are also critical. See "Government Regulation."

     Many companies, including well known pharmaceutical companies, are marketing anticancer drugs and drugs for the treatment of AIDS and allied diseases and seeking to develop new products and technologies for the treatment of cancer, AIDS and allied diseases. Many of these drugs, products and technologies are, or may be, in the future, competitive with the company's drugs. Many of these companies have substantially greater financial and technical resources and production and marketing capabilities than the company. In addition, many such companies have had significantly greater experience both in undertaking preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining the approval of the FDA or other regulatory authorities to market products for health care. Accordingly, the company's competitors may succeed in obtaining regulatory approval of such products before the company obtains approval of its own products. The company is also competing with respect to marketing capabilities and manufacturing efficiency.

     The company is engaged in a business that is highly competitive. Many of the companies with competitive therapies have substantially greater financial, technical, manufacturing, marketing and other resources than the company and may be better equipped than the company to develop, market and manufacture these therapies. No assurance can be given that drugs developed by the Company will be able to compete against therapies already established in the marketplace or against therapies which may result from advances in biotechnology or other forms of therapy that may render the company's drugs less competitive or obsolete. In addition, many such companies have extensive experience in undertaking preclinical testing and clinical trials and obtaining FDA and other regulatory approvals.

     In the United States, the company believes that Bristol-Myers Squibb Company holds the largest share of the chemotherapy market both in terms of approved products and annual sales, and therefore dominates the market place. Other companies maintaining an active oncology marketing and sales presence include Schering-Plough Corporation, Pharmacia & Upjohn, Zeneca (a subsidiary of Imperial Chemical Industries PLC), Hoffman-La Roche, Immunex Inc. (a subsidiary of American Home Products), Amgen, Inc. and Chiron Corporation.

     In the United States, Burroughs Wellcome Co., Hoffman-La Roche and Fujisawa Pharmaceutical Company participate in the PCP market.

Other groups active in anticancer and AIDS research include universities and public and private research institutes. These institutions also are becoming increasingly competitive in recruiting personnel from the limited supply of highly qualified clinical physicians, academic scientists and other professionals. However, the company believes that such institutes represent an important source of novel compounds for in-licensing, since often their mission does not include bringing compounds to market or they lack the capabilities to do so.

MANUFACTURING

     The company has a small volume parenteral manufacturing facility in Nijmegen, The Netherlands, to manufacture the company's injectable drug supplies for the international market. The plant has undergone an intense validation and qualification program aimed at regulatory approval for commercial manufacturing and testing. The Nijmegen manufacturing facility received approval of the Dutch regulatory authorities and is now able to manufacture Ethyol and NeuTrexin for commercial sale in Europe. The Nijmegen manufacturing facility has been inspected by the FDA and approved as a manufacturing site for NeuTrexin for commercial sale in the United States. The company intends to apply to the FDA for approval of the Nijmegen manufacturing facility to manufacture Ethyol for commercial sale in the United States; however; there can be no assurance that the Nijmegen manufacturing facility will receive FDA approval to produce Ethyol for commercial sale in the United States. The company relies to a substantial extent on third parties to manufacture its products under contract. There can be no assurance that third party manufacturers will give the company's orders highest priority, or that the company would be able to readily find a substitute manufacturer if one were needed on short notice. See "Principal Products" for information regarding manufacturing of the company's products.

PATENTS, TRADEMARKS AND TRADE SECRETS

     Proprietary protection for the company's products is important for the company's business. The patents obtained by the company's licensors and those obtained by the company are expected to provide some degree of protection for the company's products, although the scope and validity of patent protection is uncertain.

     The company actively seeks patent protection both in the United States and
abroad for its proprietary technology.   In addition to seeking its own patents,
the company has entered into license agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain certain patent rights from them for the purpose of developing, manufacturing and selling potential products using the compounds and technologies protected by these patents. See discussion of the patent rights under "Principal Products." Under these agreements, the company is obligated to pay royalties of varying rates based upon, among other things, levels of revenues from the licensed products. Generally, the agreements continue for a specified number of years or as long as any licensed patents remain in force, absent breach of the terms of the agreements or termination of the agreements. See the discussion of the various license agreements under "Principal Products."

     A number of significant changes in the United States patent laws were mandated by the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"). Legislation enacting these treaties has been passed into law. The term of exclusive rights afforded by a United States patent has historically been a period of 17 years measured from the date of grant. Under the new legislation, the new term of United States patents will commence on the date of grant, and terminate 20 years from the date on which the patent application was filed in the United States. Existing patents and future patents granted on an application filed before June 8, 1995, will have a term that is the longer of twenty years from the filing date or seventeen years from the date of grant. If a patent issues from a continuation-in-part, divisional or continuing application, the 20-year patent expiration date is measured from the filing date of the earliest United States priority application relied on by the applicant. This change will affect the term of any patent granted on applications filed subsequent to June 8, 1995, including patents which ultimately mature from existing applications, if they are refiled as continuations or continuations-in-part after June 8, 1995.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, a United States product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of the Act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. See "Principal Products --NeuTrexin -- Patents and Orphan Drug Status." This law also establishes a period of time following

FDA approval of certain new drug applications during which other sponsors may not submit an ANDA for the drug. There can be no assurance that the company will be able to take advantage of either the patent term extension or market exclusivity provisions of this law.

     No assurance can be given that any patent issued to, or licensed by, the company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. No assurance can be given that the company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the company's patents or applications or that the patents of others will not have an adverse effect on the ability of the company to do business. Moreover, the company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and recognizes that its patent position, therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained may be weaker than that provided by domestic patents.

     In addition to seeking the protection of patents and licenses, the company also relies on trade secrets to maintain its competitive position. It is the practice of the company to enter into confidentiality agreements with employees, consultants and licensees. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such information.

     Hexalen, Ethyol and NeuTrexin are registered United States trademarks of the company.

ORPHAN DRUG STATUS

     Pursuant to the Orphan Drug Act, the FDA may designate a drug intended to treat a "rare disease or condition" as an "orphan drug". "Rare disease or condition" is one which affects less than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of development and making available the drug will not be recovered from sales of the drug in the United States. Upon approval of an NDA for an orphan drug, such drug may be eligible for exclusive marketing rights in the United States for designated and approved indications for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. The company holds orphan drug designations for Hexalen for advanced ovarian cancer; for Ethyol for use as a chemoprotective agent against cisplatin and cyclophosphamide in the treatment of ovarian cancer and for use as a chemoprotective agent for cisplatin in the treatment of metastatic melanoma; and for NeuTrexin for PCP, metastatic colorectal cancer, metastatic head and neck cancer, non-small cell lung cancer and pancreatic cancer. See "Principal Products."

     The company may receive marketing exclusivity for an orphan drug only if it is the sponsor of the first NDA approved for the drug for an indication for which the drug was designated as an orphan drug prior to the approval of the NDA. Therefore, unlike patent protection, orphan drug status does not prevent other manufacturers from attempting to develop the drug for the designated indication or from obtaining NDA approval prior to approval of the company's NDA. If another sponsor's NDA for the same drug and the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for the drug. In that case, the FDA would be prohibited from approving the company's application to market the product for the relevant indication for a period of seven years. If another sponsor's NDA for the same drug and the same indication is approved first, but that drug has not been designated as an orphan drug, the FDA would still be permitted to approve the company's NDA.

     The company believes that several of its products in addition to Hexalen, Ethyol, and NeuTrexin may qualify for designation as orphan drugs. There can be no assurance, however, that such other products will receive orphan drug status. Moreover, possible amendment of the Orphan Drug Act by the United States Congress and possible reinterpretation by the FDA are the subject of frequent discussion. Legislation to limit exclusivity in some respects was passed by Congress, but vetoed by the President in 1990. FDA regulations reflecting certain other limitations and procedures went into effect in January 1993. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity and tax credits will remain in effect.

GOVERNMENT REGULATION

     The production and marketing of the company's products and its research and development activities are subject to comprehensive regulation by various federal, state and local authorities in the United States and governmental authorities of other countries. In particular, the FDA exercises regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising and promotion of the company's products.

     A new drug may not be marketed in the United States until it has undergone rigorous testing and been approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage forms, and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries.

     The steps required before a drug may be marketed in the United States include (a) preclinical laboratory and animal tests, (b) submission to the FDA of an application for an Investigational New Drug exemption (an "IND"), which must become effective before human clinical trials may commence, (c) human clinical trials to establish the safety and efficacy of the drug, (d) the submission of a detailed NDA to the FDA, and (e) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic establishment where the drug is to be manufactured must be registered with the FDA. Domestic manufacturing establishments must comply with good manufacturing practices ("GMP") and are subject to periodic inspections by the FDA. Foreign manufacturing establishments also must comply with GMP and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product. Products must be formulated according to GMP, and preclinical tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational drug to patients. Clinical trials typically are conducted in three phases which generally are conducted sequentially, but tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. With respect to anticancer agents, testing typically is done with a small group of patients with advanced cancers that have proved unresponsive to other forms of therapy. Phase I testing typically takes one year to complete. Phase II involves tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes from one and one-half to two and one-half years to complete. When a drug shows efficacy in Phase II evaluations, expanded Phase III trials are undertaken to evaluate the overall risks and benefits of the drug in relationship to the treated disease in light of other available therapies.
Phase III studies generally take from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

     The results of the preclinical studies and clinical trials are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the drug. The NDA also includes information pertaining to the chemistry, formulation, activity and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. The NDA review process takes more than two years on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. However, the process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating efficacy in order to approve an NDA. The FDA may however, request additional information, such as long term toxicity studies or other studies relating to product safety. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval (Phase IV clinical tests).

     Among the requirements for product approval is the requirement that prospective manufacturers conform to the FDA's current GMP standards, which also must be observed at all times following approval. Accordingly, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure compliance with GMP standards. Failure to so comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing or seizure of the product. The FDA may also request a voluntary recall of a product.

     The product testing and approval process is likely to take a substantial number of years, and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. The FDA also may require post-marketing testing and surveillance to monitor the product and its continued compliance with regulatory requirements. Upon approval, a drug may only be marketed for the approved indications in the approved dosage forms and at the approved levels. Adverse experiences with the product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA standards, or may otherwise order the suspension of manufacture, recall or seizure if non-compliant product is discovered. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

     The Prescription Drug User Fee Act of 1992 was enacted to expedite FDA review and approval of new drugs by providing the FDA additional funds through the imposition of user fees. The Act imposes three kinds of user fees on manufacturers prescription drugs: (1) a one time fee for each single source prescription drug application submitted on or after September 1, 1992; (2) an annual fee for each establishment that produces single source prescription drugs; and (3) an annual fee for each single source prescription drug product marketed.

     The company also will be subject to foreign regulatory requirements governing clinical trials, manufacturing of products, marketing of products and product approvals. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. Under its agreement with licensees and distributors in foreign countries, the company often requires the licensee or the distributor to be responsible for obtaining regulatory approvals in their respective territories.

     Health care reform, if enacted, could bring radical change in the financing and regulation of the health care business. The company is unable to predict whether such changes will be enacted or, if enacted, the effect of such changes on the future operation of the company's business. Changes affecting drug pricing, drug reimbursement, prescription benefits, and levels of reimbursement for drugs, among others, could have a materially adverse effect on the company's business.

EMPLOYEES

     As of January 31, 1996, the company employed 123 persons full-time, of whom 39 were engaged in research and development; the others were in manufacturing,
administrative, sales and marketing or executive positions.   A significant
percentage of the company's management and employees have had prior experience with other pharmaceutical companies.

     None of the company's employees is covered by a collective bargaining agreement. Management considers the company's relations with its employees to be good.

CONSULTANTS

     The company's Scientific Advisory Board consists of prominent physicians and preclinical scientists who are experts in various areas of research and who the company believes may make a contribution to the development of the company's business. The Scientific Advisory Board advises management of advances in relevant science, assists in identifying specific product opportunities and aids in recruiting personnel and procuring research contracts.

     In addition to the individuals serving on the Scientific Advisory Board, the company has retained the services of physicians and preclinical scientists (the "Scientific Consultants") representing a broad spectrum of scientific disciplines in medicine, as well as consultants in such areas as preclinical drug development and marketing. These consultants are paid principally on a per diem fee basis and in some cases have been granted options to purchase the company's common stock under the company's stock option plans. The company also pays for preclinical studies and for human clinical trials in the academic laboratories of several of the Scientific Consultants. Certain of the company's agreements with Scientific Consultants require them to disclose and assign to the company all ideas, discoveries and inventions developed by them in the course of providing consulting services to the company.

PRODUCT LIABILITY INSURANCE

     The testing, marketing and sale of human health care products by the company entails an inherent risk that product liability claims may be asserted against the company. The company's therapies may be carcinogenic or toxic. The testing and sale of human health care products by the company entails inherent risk that product liability claims may be asserted against the company. The company currently carries liability coverage in the aggregate amount of $10,000,000 per policy year. The company believes such coverage is commercially reasonable in light of its current operations, although there can be no assurance that such coverage will ultimately be adequate. As the company expands the scope of its clinical testing and marketing of its products, the company will be exposed to far greater potential liabilities.

     The pharmaceutical industry has in the past experienced difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance costs may render coverage economically impractical. Although the company will seek to carry reasonable levels of product liability insurance, it is not certain that such coverage can be obtained on reasonable terms, or, if obtained, that such amounts ultimately will prove adequate or will be renewable for any period. If any product liability claim against the company were sustained, its business and prospects could be materially adversely affected.

ITEM 2.  PROPERTIES.

     The company's principal offices comprise approximately 26,400 square feet of space in West Conshohocken, Pennsylvania. The space is rented pursuant to a lease which expires on October 31, 1998. The company also leases 10,000 square feet of laboratory space in Exton, Pennsylvania which is used as an analytical laboratory conducting small scale product analysis, testing and development.

     The company's European operations are conducted through its subsidiary, USB Pharma Limited and are presently housed in a 5,000 square foot office in an office building in Watford, Hertfordshire, England. This space is rented pursuant to a lease which expires in June 1999. The lease may be terminated by the company without penalty at any time between March 1995 and June 1996.

     The company's manufacturing facilities are held in its Dutch subsidiary, USB Pharma B.V., and are located in The Netherlands in an 18,000 sq. ft. facility designed to manufacture sterile products. The facility was purchased in March 1993 for $2,250,000. The company has invested approximately $2,802,900 in renovations to the facility. The facility became subject to a mortgage of approximately $680,000 in March 1994.

     The company believes that its present facilities are satisfactory for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the company are as follows:

             NAME              AGE                POSITION
             ----              ---                --------
Philip S. Schein, M.D.          56                Chairman, Chief Executive Officer,
                                                  President and Director

Robert I. Kriebel               53                Senior Vice President - Finance and
                                                  Administration, Treasurer and Director

Barbara J. Scheffler            44                Senior Vice President -
                                                  Project Management

Donald O. Brown                 53                Senior Vice President -
                                                  Pharmaceutical Operations

Martha E. Manning               41                Vice President, General Counsel
                                                  and Secretary

     Dr. Schein has been Chief Executive Officer and a Director of the company since its formation in May 1987 and Chairman since May 1990. He is also President of the company, a position he has held from its formation until April 1992 and again from May 1995 to the present. From April 1987 to May 1987 he was employed by U.S. Healthcare, Inc., a publicly-owned operator of health maintenance organizations ("HMO's") to commence the business undertaken by the company. From January 1987 to February 1987 Dr. Schein was a consultant in drug development to Unimed, Inc., a pharmaceutical company, and Professor of Medicine and Pharmacology at the University of Pennsylvania. Dr. Schein served as Vice President of Worldwide Clinical Research and development, Smith, Kline & French Laboratories, the pharmaceutical division of SmithKline Beckman Corporation, from October 1983 to December 1986. Dr. Schein was the Scientific Director of the Vincent T. Lombardi Cancer Research Center at Georgetown University School of Medicine in Washington, D.C. from July 1982 to October 1983, Chief of the Division of Medical Oncology from August 1974 to October 1983 and Professor in the Departments of Medicine and Pharmacology from August 1974 to October 1983. From July 1971 to August 1974 he was a senior investigator at the NCI and head of the Clinical Pharmacology Section. Dr. Schein is a former President of the American Society of Clinical Oncology and a former Chairman of the FDA Oncologic Drugs Advisory Committee, where he received the Commissioner's Special Citation and the Wiley Medal for outstanding service. In September 1994 Dr. Schein was appointed by President Clinton to a six year term on the National Cancer Advisory Board. He has published more than 350 articles and texts relating to basic and clinical research and drug development and is the recipient of numerous scientific and medical awards and honors. He is a Director of Oncor Inc., a biotechnology-based diagnostics company and Medicis Pharmaceutical Corporation, a research intensive pharmaceutical company focused on dermatology.

     Mr. Kriebel joined the company in April 1991 as Senior Vice President - Finance and Administration and Treasurer and was elected Director in May 1991. He held various positions with Rhone-Poulenc Rorer Inc. (formerly Rorer Group Inc.) from 1974 until November 1990. From 1987 to November 1990 he was Vice President and Controller of Rorer Group Inc.'s Armour Pharmaceutical Company.
In 1986, Mr. Kriebel was Vice President - Investor Relations of Rorer Group Inc. and from 1979 to 1985 he was Treasurer of Rorer Group Inc.

     Ms. Scheffler has been Senior Vice President Project Management since February 1995. From November 1991 to February 1995, she was Senior Vice President, Clinical Operations and Regulatory Affairs. She was Vice President-Clinical Operations from July 1987 to November 1991 and Secretary from May 1987 to August 1991 and from January 1993 to May 1993. From September 1973 to April 1987, she held various positions in the Biostatistics and Clinical Information Departments of Worldwide Clinical Research and Development at Smith, Kline & French Laboratories, including Manager, Worldwide Clinical Sciences Administration.

     Mr. Brown joined U.S. Bioscience as Senior Vice President of Pharmaceutical Operations in April, 1992. From 1982 through 1992, he served in numerous capacities with Alcon Laboratories, Inc., including Group Director, International Quality Assurance, and Director of Manufacturing, Alcon Munich operations and at the World Headquarters facilities in Ft. Worth, Texas. Mr. Brown's oncology background was developed during his five year tenure with Bristol-Myers Squibb where he served as Manager of Process Engineering and Plant Manager, Sterile Operations.

     Ms. Manning joined U.S. Bioscience as Vice President, General Counsel and Secretary in May 1993. From July 1988 until joining U.S. Bioscience, she had served as General Counsel for The Wistar Institute of Anatomy and Biology, the nation's oldest independent basic biomedical research institute. From 1983 until joining Wistar, Ms. Manning had been an associate with the law firm Morgan, Lewis & Bockius.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The company's Common Stock is traded on the American Stock Exchange (the "AMEX") under the symbol "UBS." The following table sets forth the high and low sale prices for the Common Stock as reported by the AMEX for the periods indicated.

                                        HIGH       LOW
                                        ----       ---

YEAR ENDED DECEMBER 31, 1995
     First Quarter                     3 9/16      2
     Second Quarter                    5 3/4       2 1/16
     Third Quarter                     5 9/16      3 1/2
     Fourth Quarter                    5 9/16      3 5/8



YEAR ENDED DECEMBER 31, 1994
     First Quarter                     10 3/8      6 3/4
     Second Quarter                     8 5/8      5 1/8
     Third Quarter                      8 1/2      5 1/4
     Fourth Quarter                     8 1/4      1

        On March 4, 1996, there were 7,753 stockholders of record of Common
Stock.

        The company has not paid any dividends on the Common Stock since its inception and does not intend to pay any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of the company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

          The selected financial data presented below for each of the five year periods prior to December 31, 1995, and the period May 7, 1987 (inception) through December 31, 1995, is derived from the company's audited financial statements. The selected financial information presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K.

                                                                                                             For the period
                                                                                                               May 7, 1987
                                                                                                              (inception)
                                                                                                                 through
                                                                    YEAR ENDED DECEMBER, 31                   December 31,
                                                  --------------------------------------------------------
STATEMENT OF OPERATIONS DATA:(1)                       1995        1994       1993       1992       1991          1995
                                                  ---------------------------------------------------------------------------
Revenues:
  Net sales                                            $8,724      $7,210     $2,361     $3,511     $3,348          $25,153
  Net investment income                                 1,223       1,234      3,776      7,294      7,605           25,050
  Licensing, royalty and research income               21,398         102      2,067        618        124           25,739
                                                  ---------------------------------------------------------------------------
     Total Revenues                                    31,345       8,546      8,204     11,423     11,077           75,942
Expenses:
  Cost of sales                                         2,559       1,694        626        886        762            6,526
  Selling, general and administrative                  16,583      13,233     18,639     14,028      6,876           77,650
  Research and development costs                       12,186      17,608     19,404     16,735      9,929           85,163
  Provision for litigation                                 --          --     10,165         --         --           10,165
  Interest expense                                        255          52         --         --         50            1,368
                                                  ---------------------------------------------------------------------------
     Total expense                                     31,583      32,587     48,834     31,649     17,617          180,872
                                                  ---------------------------------------------------------------------------
Net loss                                                $(238)   $(24,041)  $(40,630)  $(20,226)   $(6,540)       $(104,930)
                                                  ===========================================================================
Net loss per common share                              $(0.01)     $(0.60)    $(1.03)    $(0.51)    $(0.18)            ----
                                                  ===========================================================================
Weighted average numbers of common shares              40,872      40,254     39,604     39,407     37,095             ----
 outstanding(2)

                                                                         DECEMBER 31,
                                                  ---------------------------------------------------------
BALANCE SHEET DATA:(1)                                   1995        1994       1993       1992       1991
                                                  ---------------------------------------------------------
Cash, cash equivalents and marketable securities      $45,596     $24,428    $48,364    $77,191    $95,507
Working capital                                        42,577      21,536     43,377     74,683     93,648
Total assets                                           61,880      34,464     57,787     83,272     99,147
Long-term debt                                         19,088         997        387         --         --
Provision for litigation                                   --       2,301     10,165         --         --
Other long-term liabilities                             1,036         788        588        438        387
Deficit accumulated during the development stage     (104,930)   (104,692)   (80,651)   (40,021)   (19,795)
Stockholders' equity                                   28,788      23,939     38,090     77,490     94,925

(1)In Thousands, except per share amounts
(2)After giving effect to a 2-for-1 stock split paid in the form of a dividend to the common stockholders on January 16, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since its inception in 1987, the company has devoted its efforts primarily to raising capital, recruiting personnel, identifying and acquiring drugs for further research and development, clinical development of such drugs and, since 1991, selling and marketing its drugs in the United States. The company currently sells and markets two compounds in the United States, Hexalen, introduced in January 1991 and NeuTrexin, introduced in January 1994. The company received regulatory approval to market its third product, Ethyol in the United States in December 1995. Ethyol is a selective cytoprotective agent for reducing cumulative renal toxicity associated with administration of cisplatin in patients with advanced ovarian cancer. The company expects Ethyol will be launched by its U.S. co-promotion partner ALZA Corporation ("ALZA") in early 1996. The company has also received regulatory approval for Ethyol in several European countries and its marketing partner for European territories Scherico Ltd., an affiliate of Schering-Plough Corporation ("Scherico"), began sales and marketing efforts in 1995.

     The company believes that its expenditures for research and development, marketing, capital equipment and facilities will continue to exceed revenues as a result of (i) seeking further regulatory approvals for Ethyol in the United States and Europe and further clinical trials and regulatory approvals for NeuTrexin and Hexalen, (ii) the marketing of Hexalen and NeuTrexin and the forthcoming launch of Ethyol in the United States and further Ethyol product introductions in Europe where the company shares initial profits and losses with its marketing partner, Scherico, (iii) expansion of clinical and preclinical testing of drug compounds, including expanded indications for existing drugs and
(iv) development and enhancement of manufacturing and analytical capabilities.

     The company, in January 1995, following the December 1994 meeting of the Oncologic Drug Advisory Committee of the FDA which withheld recommendation for the U.S. approval of Ethyol, went through an internal restructuring and downsizing in an effort to reduce expenditures so as to preserve financial resources for its research, product development and commercial objectives. This restructuring resulted in a reduction in the company's staffing levels and expenditures and a re-prioritization of research efforts focusing on near-term projects, which management believes may be capable of providing additional revenues. A one-time restructuring charge of approximately $600,000 principally to cover severance payments, was charged to earnings in the first quarter of 1995. The company's principal research activity in 1995 centered on the regulatory approval of Ethyol by the FDA. As noted above, the company was successful in achieving marketing approval of Ethyol by the FDA in December 1995. Commercial activities during 1995 centered around the promotion and sale of Hexalen and NeuTrexin in the United States, the launch of Ethyol in Europe by marketing partner Scherico and the conclusion of a marketing and distribution agreement for Ethyol in the United States with ALZA in December 1995. The company also pursued clinical programs to expand the label indications for Ethyol, NeuTrexin and Hexalen and initial regulatory approvals for Ethyol in several European countries and Canada. Additionally, start-up and validation efforts were completed at the company's manufacturing plant in The Netherlands. The company also acquired FddA, a product for the treatment of AIDS developed by the National Cancer Institute. As part of a plan to enhance the company's ability to pursue its long-term commercial and research objectives, in December 1995, the company raised approximately $19 million in a private placement consisting of

1,120,112 shares of common stock and the issuance of $16.5 million in 4% three-year unsecured convertible debentures. One third of the convertible debentures ($5.5 million) were converted into 1,127,555 shares of the company's common stock in February 1996.

     In 1994, the company's principal commercial activity was the launch of NeuTrexin in the United States. The launch of NeuTrexin and the refocused marketing activity related to Hexalen, resulted in a 200% increase in sales over the 1993 year sales. Additionally, during 1994, as in 1993, the company's operations also centered around regulatory submissions and follow-up activities on Ethyol, NeuTrexin and Hexalen in the United States, Canada and Europe; start-up and validation work at the company's newly acquired manufacturing plant in The Netherlands; continued clinical development of late-stage compounds, Ethyol, PALA and Rogletimide; expanded preclinical testing and product development; licensing and business development activities; and legal activities related to the 1993 settlement of stockholder litigation.

     During and prior to 1992, the company's operations focused on the research and development of its product portfolio via continued clinical programs, primarily related to Ethyol, NeuTrexin, Hexalen and PALA; sales and marketing of Hexalen in the United States; monitoring and/or preparing regulatory filings for Ethyol in the United States and Europe, NeuTrexin in the United States and Hexalen in the United Kingdom, and enhancements to product manufacturing, quality assurance and testing methods including the start-up of its own analytical laboratory and clinical operation in Europe and business development activities.


RESULTS OF OPERATIONS

1995 Compared with 1994

     Sales revenue increased by 21% to $8,724,000 for the year ended December 31, 1995 from $7,209,700 in the prior year. The $1,514,300 increase was primarily due to increased sales of Hexalen in the United States and sales of initial launch quantities of Ethyol to Scherico for European distribution.

     Net investment income declined to $1,223,100 in the year ended December 31, 1995 from $1,234,700 in the same period of 1994. The $11,600 decrease resulted from a $510,600 decrease in interest income in the 1995 period due to a lower portfolio balance which was largely off-set by a $88,800 gain on the portfolio as compared to a $410,200 loss recorded in the 1994 period.

     Licensing, royalty and other income increased to $21,398,000 for the year ended December 31, 1995 as compared to $102,000 for the 1994 period. The increase is principally due to the $20 million recognized from ALZA for U.S. marketing and distribution rights for Ethyol. The company also received in 1995 one-time payments for product distribution rights in Canada and Europe.

     Cost of sales, which consists of product manufacturing, testing, delivery and royalty expenses, increased in line with sales. As a percentage of sales, cost of sales in the year ended December 31, 1995, increased to 29% from 24% in the prior year period due principally to the sale of Ethyol to Scherico at approximately cost of manufacture. Sales of Ethyol to Scherico will generate positive returns to the company if and when the product achieves profitability as defined in the company's agreement with Scherico.

     Selling, general and administrative costs for the year ended December 31, 1995 increased to $16,583,400, an increase of $3,350,700 over the 1994 expenditure of $13,232,700. The increase is principally due to the accrual of $4.2 million for the company's share of operating losses resulting from the launch of Ethyol in Europe by Scherico and the accrual of a one-time $2.0 million charge related to Ethyol U.S. launch expenses as part of the company's co-promotion arrangement with ALZA. These expenses were partly off-set by reductions in U.S. marketing costs for NeuTrexin of $1.7 million, lower facility costs of $204,700 and reduced legal and consulting expenses of $383,500.

     Research and development costs for the year ended December 31, 1995 were $12,186,000 as compared to $17,607,900 in 1994. The $5.4 million reduction is principally due to the capitalization of manufacturing expenses with the start of commercial production at the company's manufacturing plant in The Netherlands of $2,001,700, lower personnel costs of $1,914,500, reduced professional and outside services expenses of $504,400 and reductions in travel costs of $141,700. In addition, lower clinical and product development expenditures of $752,500 resulted from the completion and scale-down of several development programs. These expense reductions were achieved principally as a result of the company's January 1995 internal restructuring.

     The net loss for 1995 was $237,800 or $0.01 per common share. This compares to a loss in 1994 of $24,041,000 or $0.60 per common share.


1994 Compared with 1993

     Sales revenue increased over 200% to $7,209,700 in the twelve-month period ended December 31, 1994 as compared to the prior-year period. The $4,849,200 increase was due to the U.S. launch in January 1994 of the company's second commercial drug product, NeuTrexin, and a rebound in sales of the company's ovarian cancer therapy product Hexalen.

     Net investment income declined to $1,234,700 in 1994 from $3,776,400 in 1993 due principally to a decline in market value of the company's portfolio of marketable securities in contrast to substantial gains recorded in the year-ago period. Additionally, interest income was reduced arising from a smaller portfolio balance partly offset by higher yields. Licensing, royalty and research income declined to $102,000 in 1994 and is reflective of payments made principally for achievement of milestone events in the company's various product license agreements. 1993 licensing, royalty and research income included a substantial one-time payment from Scherico on signing a European distribution agreement for the company's cytoprotective product, Ethyol.

     Cost of sales increased to $1,694,400 (24% of sales) in 1994 from $625,400 (26.5% of sales) in 1993 due to the January 1994 launch of the drug NeuTrexin. As a percentage of sales, the decrease is primarily attributable to price increases on the drug Hexalen.

     Selling, general and administrative costs decreased to $13,232,700 in 1994 from $18,639,200 in 1993. The $5,406,500 decrease is due to a $2,319,000 decrease in marketing expenditures principally centered around the drug products Ethyol and Hexalen, a reduction of $1,522,000 in legal expenses due principally to the settlement of a class-action litigation and a $1,524,000 reduction in personnel costs, relocation, recruiting and employee travel expenses reflective of selective staff reductions and ongoing cost containment programs established during 1994.

     Research and development expenditures also declined in 1994 to $17,607,900 for the twelve month period ended December 31, 1994 from $19,403,800 in 1993. The $1,795,900 reduction is principally due to the completion of several clinical and product development projects for drug products NeuTrexin and Ethyol, and cost containment programs which reduced the activity in several other projects. The combination of these factors produced approximately $2,075,700 in savings compared to 1993. Additionally, 1993 results included two large one-time charges of $460,000 for translation costs of regulatory documents for submission of the NeuTrexin drug application to the European CPMP and a $484,000 charge for engineering design costs related to a proposed U.S. pilot production plant and analytical laboratory which were not built. These savings in 1994 were partly offset by increased start-up and validation costs of $997,400 related to the company's manufacturing plant in The Netherlands.

     In 1993, the company accrued a charge of $10,165,000 for the net cost of a settlement of a class-action litigation. During 1994, $7,758,700 of this accrual was transferred to stockholders' equity upon issuance of the common stock component of the settlement and $105,500 was utilized to pay legal and other related expenses. Of the remaining $2,300,800, $2,241,200 was transferred to stockholders' equity upon issuance of the warrant component of the settlement in April 1995 and $59,600 was used to cover remaining litigation-related expenses paid in 1995.

     The net loss for 1994 was $24,041,000 or $0.60 per common share. This compares to a net loss in 1993 of $40,629,600 or $1.03 per common share. Excluding the litigation provision, the 1993 loss was $30,464,600 or $0.77 per common share.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of secured and unsecured debt, investment income, sales of its two drug products, Hexalen and NeuTrexin, and revenues received through distribution and sublicense agreements for its drugs. As of December 31, 1995, the company's cash and cash equivalents and marketable securities totaled $45,596,200. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During 1995, net cash used in operations amounted to $645,500 principally due to the factors discussed above under "Results of Operations" and an increase in inventory levels. As noted above, the company, in December 1995 raised approximately $19 million in a private placement of common stock and unsecured convertible debentures. The company also obtained secured debt financing totaling approximately $3 million during 1995, (See Notes to Consolidated Financial Statements 6 and 7.) Until such time as one or more of the company's currently approved products achieves significant sales or other revenue and currently approved products receive regulatory approval to expanded indications currently under development which result in increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, product development, marketing, and selling and administrative activities. Failure to obtain additional regulatory approvals on products currently in development and to achieve significant sales, will have a material adverse effect on the company. Additionally, the level of future product sales will also depend on several factors, including product acceptance, market penetration, competitive products, the performance of the company's licensees and distributors, and the healthcare system existing in each market where the company's products are or may become commercially available.

     The company's net capital expenditures were $516,600 in 1995 and total $9,834,200 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995. A mortgage loan of approximately $680,000 relating to this facility was obtained in May 1994. The purchase price for this facility was $2,250,000 and $2,802,900 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $500,000, are planned in 1996.

     The funds raised in the private placement ($19 million, net) and the distribution fees from ALZA ($20 million) have provided the company with approximately $39 million in working capital, which the company believes will be sufficient to cover operating expenses at current levels for the foreseeable future. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that the company will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the company will have adequate financial resources to commercialize its products when approved or that product sales will be sufficient to cover operating expenses. Although the company will from time to time explore additional sources of financing, there can be no assurance that the company will be successful in obtaining such financing on terms acceptable to the company.

     The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to, its success in generating significant revenues from sales; the performance of its sublicensees and distributors under sublicense and distribution arrangements for sales of its products; the time and cost required to manufacture and market its products; the time and cost required to obtain regulatory approvals, including expanded labelling for its products which are already commercially available; obtaining the rights to additional commercially viable compounds; competitive technological developments; additional governmental-imposed regulation and control; and changes in healthcare systems which affect reimbursement, pricing or availability of drugs and market acceptance of drugs. The above factors may also affect realization of certain asset currently held by the company, principally investments in plant, equipment and inventory.

     To extend its current financial resources, the company has instituted programs to reduce expenditures. As noted above, the company initiated an internal restructuring in January 1995 in an effort to reduce expenditures and has reduced its staff from 165 individuals at January 1, 1994 to 119 at December 31, 1995. However, no assurance can be given that these measures will continue to be successful in reducing expenditures to the degree necessary to allow the company to reach its regulatory and commercial objectives and eventual profitability.

     In 1995, Scherico, the company's European distributor for its cytoprotective agent, Ethyol, launched Ethyol in several European markets where regulatory approvals have been received. Under the terms of its agreement with Scherico, the company shares in operating profits/losses generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. The company's share of operating losses, generated from the Major Markets was approximately $4.2 million in 1995. The limit on operating losses, if any, attributable to the Major Markets is limited to approximately $1.7 million for 1996 based on an operating plan for 1996. The company will share in operating profits, if any, generated from sales of Ethyol in the other countries in the European Territories outside the Major Markets in which Ethyol is launched by Scherico, but is not exposed to operating losses, if any, generated in such countries. Profits or losses under the agreement with Scherico are affected by the same uncertainties noted in the preceding paragraphs. The company is hopeful that the commercialization of its drug product Ethyol will be financially successful in Europe. However, no assurance can be given that the company will achieve meaningful revenues under this agreement.

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the distribution fees from ALZA Corporation did bring the company close to a break-even position for 1995. The company's losses may increase as the company continues its commercialization, research and development activities, and such losses may fluctuate from quarter to quarter. There can be no assurance that the company will ever achieve significant revenues or profitable operations. For the period from May 7, 1987 (inception) through December 31, 1995, the company had an accumulated deficit of $104,929,800.

Impact of Recently Issued Accounting Pronouncements

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.

     Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation", is effective for fiscal years beginning after December 15, 1995. Statement No. 123 provides companies with a choice to follow the provisions of Statement No. 123 in determination of stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The company will continue to follow APB 25 and will provide proforma disclosures as required by Statement No. 123 in the December 31, 1996 notes to the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements are set forth in this report beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This information is contained in the company's definitive Proxy Statement with respect to the company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

     This information is contained in the company's definitive Proxy Statement with respect to the company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is contained in the company's definitive Proxy Statement with respect to the company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          This information is contained in the company's definitive Proxy Statement with respect to the company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year, and is hereby incorporated by reference thereto.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) The following documents are being filed as part of this report of Form 10-K:

         1.  Consolidated Financial Statements.

         The following consolidated statements are included in this filing:

           Report of independent auditors

           Consolidated Balance Sheets at December 31, 1995 and 1994

           Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993 and the period May 7, 1987 (inception) through December 31, 1995

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 and the period May 7, 1987 (inception) through December 31, 1995

           Consolidated Statement of Stockholders' Equity for the period May 7, 1987 (inception) through December 31, 1995

           Notes to Consolidated Financial Statements

         2. Financial Statement Schedules:

         All financial schedules required to be filed in Part IV, Item 14(a) have been omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

          3. Exhibits.

3.1       Restated Certificate of Incorporation (incorporated by reference to
          Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange Commission on March 22, 1991)

3.1.1 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-00077), filed with the Securities and Exchange Commission on January 5, 1996

3.1.2 Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 7, 1995)

3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

4.1 Warrant Agreement dated as of June 6, 1994 by and between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

4.2 Rights Agreement dated as of May 19, 1995 by and between Registrant and Chemical Mellon Shareholder Services L.L.C. (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated June 7, 1995)

10.1* Agreement dated August 9, 1991, between the Registrant and Warner-Lambert Company, as amended by Amendment No. 1 dated December 12, 1991, Amendment No. 2 dated March 10, 1994 and Amendment No. 3 dated March 11, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.2 Office Lease Agreement, dated September 1990, between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange Commission on March 22, 1991)

10.2.1 Amendment No. 1, dated August 31, 1991, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(i)(ii) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.2.2 Addendum, dated April 8, 1992, to Amendment No. 1 of Office Lease Agreement between U.S. Bioscience and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.2 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.2.3 Amendment No. 2, dated June 30, 1995, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates

10.3 Lease Agreement, dated June 15, 1992, between U.S. Bioscience, Inc. and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.3.1 Amendment No. 1, dated March 17, 1993, to Lease Agreement between the Registrant and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31,
          1993)

10.3.2 Second Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated February 8, 1995 (incorporated by reference to Exhibit 10.3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.4 Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University, as amended May 27, 1988 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21, 1989)

10.4.1 Amendment No. 2, dated as of January 23, 1990, to Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University (incorporated by reference to Exhibit 10.13.1 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 5, 1990)

10.5 Letter agreement, dated January 22, 1992, between the Registrant and Chemsyn Science Laboratories (incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.6 License Agreement dated January 30, 1995 between Registrant and National Institutes of Health (incorporated by reference to Exhibit
          10.6 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.7 Agreement for Assignment of Rights, dated January 8, 1988, between the Registrant and Wyeth Laboratories, Inc. (incorporated by reference to
          Exhibit 10.18 to the Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21,
          1989)

10.8* Amended and Restated License Agreement, effective as of May 1, 1993, between the Registrant and Southern Research Institute (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
          1994)

10.9 Agreement, dated as of November 25, 1988, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21, 1989)

10.9.1 Amendment No. 1, dated March 13, 1992 to Agreement dated as of November 25, 1988, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10(o)(ii) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.10 License Agreement, dated as of December 6, 1990, between the National Technical Information Service and the Registrant (incorporated by reference to Exhibit 10(t) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange Commission on March 25, 1991)

10.11 Agreement, dated as of January 1, 1995, between Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit
          10.11 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.12 Agreement, dated as of September 23, 1993, between Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.13 U.S. Bioscience/Ganes PALA Research Agreement between the Registrant and Ganes Chemicals, Inc., signed by the Registrant on April 25, 1991 and countersigned by Ganes Chemicals, Inc. on April 29, 1991 (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.14 License Agreement, dated February 14, 1992, between the Registrant and Schering Overseas Limited (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.14.1 Amendment dated October 15, 1993 to License Agreement between Registrant and Schering Overseas Limited (incorporated by reference to
          Exhibit 10.14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.15 License Agreement dated May 10, 1994 between Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.16* Distribution and Supply Agreement, dated as of May 10, 1993 between Registrant and Scherico, Ltd. (incorporated by reference to Exhibit
          10.16 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.17 Agreement, dated as of March 10, 1994 between Registrant and Sipsy S.A. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.18 License Agreement, effective November 28, 1990 between Registrant and National Technical Information Service (incorporated by reference to
          Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.19 Stipulation of Settlement Civil Action No. 92-0678 (Dalzell, J.) dated January 19, 1994 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.20     Non-Executive Stock Option Plan

10.21 Form of Subscription Agreement for sale of Common Stock by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated December 22, 1995)

10.22 Form of Note Purchase Agreement for sale of convertible notes by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated December 22, 1995)

10.23 Form of Convertible Note issued pursuant to Note Purchase Agreements for sale of convertible notes by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 3 to Registrant's Current Report on Form 8-K dated December 22, 1995)

10.24 Form of Registration Rights Agreement with purchasers of Common Stock and convertible notes issued by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated December 22, 1995)

10.25* Ethyol (Amifostine) Distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated December 12, 1995 (incorporated by reference to Exhibit 5 to Registrant's Current Report on Form 8-K dated December 22, 1995)

          Executive Compensation Plans and Arrangements

10.26 Employment Agreement, dated as of March 1, 1993 between Registrant and Philip S. Schein, M.D. (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.27 U.S. Bioscience, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.28 U.S. Bioscience, Inc. 1987 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.29 U.S. Bioscience, Inc. 1987 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.30 U.S. Bioscience, Inc. 1991 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.31 U.S. Bioscience, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
          1995)

10.32 Executive Benefits Plan and related Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.33 Pension Restoration Plan (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.33.1   Amendment 1996-1 to Pension Restoration Plan

10.34 Executive Severance Agreement, dated October 14, 1991, between the Registrant and Philip S. Schein, M.D. (incorporated by reference to
          Exhibit 10(v) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.35 Amendment dated September 22, 1992 to Executive Severance Agreement between the Registrant and Philip S. Schein, M.D. (incorporated by reference to Exhibit 10.25.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31,
          1993)

10.36 Executive Severance Agreement, dated October 14, 1991, between the Registrant and Robert L. Capizzi, M.D. (incorporated by reference to
          Exhibit 10(w) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.36.1 Amendment dated September 22, 1992 to Executive Severance Agreement between the Registrant and Robert L. Capizzi, M.D. (incorporated by reference to Exhibit 10.26.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31,
          1993)

10.37 Agreement, dated March 4, 1996, between the Registrant and Robert L. Capizzi, M.D.

10.38 Form of Executive Severance Agreement executed with each Senior Vice President, each Vice President, and the Controller of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

22        Subsidiaries of the Registrant

23        Consent of Ernst & Young LLP, Independent Auditors

______________
*Confidential portions have been omitted and have been separately filed with the Commission.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          U.S. BIOSCIENCE, INC.

Date:   March 20, 1996                    By:  /s/ PHILIP S. SCHEIN
                                               --------------------
                                               Philip S. Schein, M.D.
                                               Chief Executive Officer,
                                               President and Chairman

    PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        SIGNATURE                            TITLE                        DATE
        ---------                            -----                        ----
     /s/ PHILIP S. SCHEIN         Principal Executive Officer and      March 20, 1996
--------------------------------
        Philip S. Schein          Director

     /s/ ROBERT I. KRIEBEL        Principal Financial Officer and      March 20, 1996
--------------------------------
         Robert I. Kriebel        Director

     /s/ MARK R. BAUSINGER        Principal Accounting Officer         March 20, 1996
--------------------------------
        Mark R. Bausinger

     /s/ PAUL CALABRESI           Director                             March 20, 1996
--------------------------------
         Paul Calabresi

     /s/ ROBERT L. CAPIZZI        Director                             March 20, 1996
--------------------------------
         Robert L. Capizzi

     /s/DOUGLAS J. MACMASTER      Director                             March 20, 1996
--------------------------------
        Douglas J. MacMaster

     /s/ ALLEN MISHER             Director                             March 20, 1996
--------------------------------
        Allen Misher

     /s/ JONAH SHACKNAI           Director                             March 20, 1996
--------------------------------
        Jonah Shacknai

     /s/ BETSEY WRIGHT            Director                             March 20, 1996
--------------------------------
        Betsey Wright

                         INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Report of Independent Auditors.....................................................    F-2

Consolidated Balance Sheets at December 31, 1995 and 1994..........................    F-3

Consolidated Statements of Operations for the years ended December 31,
 1995, 1994 and 1993 and the period May 7, 1987 (inception) through
 December 31, 1995.................................................................    F-4

Consolidated Statements of Cash Flows for the years ended December 31,
 1995, 1994 and 1993 and the period May 7, 1987 (inception) through
 December 31, 1995.................................................................    F-5

Consolidated Statement of Stockholders' Equity for the period May 7, 1987
 (inception) through December 31, 1995.............................................    F-6

Notes to Consolidated Financial Statements.........................................    F-7

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
U.S. Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Bioscience, Inc. (a development stage enterprise) as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995, and for the period May 7, 1987 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bioscience, Inc. (a development stage enterprise) at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, and for the period May 7, 1987 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP



Philadelphia, Pennsylvania
February 16, 1996

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS


                                                                                DECEMBER 31, 1995     DECEMBER 31, 1994
                                                                                -----------------     -----------------
                                                           ASSETS
Current assets:
   Cash and cash equivalents                                                    $     41,618,800       $    11,681,900
   Investments                                                                         3,977,400            12,746,400
   Accounts receivable, net                                                              802,500               791,600
   Interest receivable                                                                    60,000               124,100
   Inventories                                                                         2,165,100             1,857,200
   Other                                                                               6,922,200               774,300
                                                                                 ----------------       ---------------
        TOTAL CURRENT ASSETS                                                          55,546,000            27,975,500

   Property, plant and equipment at cost, less accumulated depreciation                6,334,300             6,488,800
                                                                                 ----------------       ---------------
        TOTAL ASSETS                                                            $     61,880,300       $    34,464,300
                                                                                 ================       ===============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued compensation and related payroll taxes payable                       $      1,937,600       $     1,406,600
   Accrued clinical grants payable                                                       716,300               827,400
   Accrued product manufacturing costs payable                                           384,300               732,300
   Accrued  marketing costs payable                                                      125,900               301,700
   Accrued professional fees payable                                                     393,200               636,100
   Line of credit                                                                        676,000                    --
   Current maturities of long-term debt                                                  721,300                69,600
   Accounts payable and other accrued liabilities                                      8,014,400             2,465,800
                                                                                 ----------------       ---------------
        TOTAL CURRENT LIABILITIES                                                     12,969,000             6,439,500

Long-term liabilities:
   Long-term debt, net of current maturities                                           2,587,600               997,400
   Provision for litigation                                                                   --             2,300,800
   Convertible debentures                                                             16,500,000                    --
   Other long-term liabilities                                                         1,035,800               787,700
                                                                                 ----------------       ---------------
        TOTAL LONG-TERM LIABILITIES                                                   20,123,400             4,085,900
                                                                                 ----------------       ---------------
        TOTAL LIABILITIES                                                             33,092,400            10,525,400

Stockholders' equity:
   Preferred stock, $.005 par value - 5,000,000 shares authorized;
     none issued                                                                              --                    --
   Common stock, $.005 par value - 100,000,000 shares authorized; 42,093,800 shares issued and outstanding at December  31, 1995, and 40,770,800
     shares issued and outstanding at December 31, 1994                                  210,500               203,900
Additional paid-in capital                                                           133,157,700           128,323,100
Deficit accumulated during the development stage                                    (104,929,800)         (104,692,000)
Foreign currency translation adjustment                                                  349,500               103,900
                                                                                 ----------------       ---------------
        TOTAL STOCKHOLDERS' EQUITY                                                    28,787,900            23,938,900

                                                                                 ----------------       ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     61,880,300       $    34,464,300
                                                                                 ================       ===============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 YEAR ENDED DECEMBER 31,                    PERIOD MAY 7, 1987
                                                      -------------------------------------------------
                                                                                                              (INCEPTION)
                                                                                                                THROUGH
                                                           1995            1994               1993          DECEMBER 31, 1995
                                                           ----            ----               ----          -----------------
REVENUES:
    Net sales                                         $   8,724,000     $    7,209,700     $    2,360,500      $     25,153,200
    Net investment income                                 1,223,100          1,234,700          3,776,400            25,050,000
    Licensing, royalty and Other income                  21,398,000            102,000          2,066,900            25,739,300
                                                       -------------     --------------     --------------      ----------------
                                                         31,345,100          8,546,400          8,203,800            75,942,500

EXPENSES:
    Cost of sales                                         2,558,500          1,694,400            625,400             6,526,400
    Selling, general and administrative costs            16,583,400         13,232,700         18,639,200            77,650,000
    Research and development costs                       12,186,000         17,607,900         19,403,800            85,163,100
    Provision for litigation                                   --                 --           10,165,000            10,165,000
    Interest expense                                        255,000             52,400               --               1,367,800
                                                        ------------      -------------      -------------      ---------------
                                                         31,582,900         32,587,400         48,833,400           180,872,300

                                                        ------------      -------------      -------------      ---------------
Net loss                                               $   (237,800)     $ (24,041,000)     $ (40,629,600)     $  (104,929,800)
                                                        ============      =============      =============      ===============

Net loss per common share                              $      (0.01)     $       (0.60)     $       (1.03)
                                                        ============      ==============      =============

Weighted average number of common shares outstanding     40,872,200         40,254,400         39,603,500
                                                        ============      ==============      =============

                                                         See accompanying notes.
                                     F - 4

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,          PERIOD MAY 7, 1987
                                                                                 ----------------------
                                                                                                                      (INCEPTION)
                                                                                                                        THROUGH
                                                                     1995           1994              1993         DECEMBER 31, 1995
                                                               --------------  ---------------  -----------------  -----------------
Change in Cash and Cash Equivalents
Cash flows used in operating activities:
  Net loss                                                     $    (237,800)  $  (24,041,000)  $    (40,629,600)  $  (104,929,800)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                 1,031,300        1,015,000            802,800         3,998,200
      Compensation element of stock option grants                         --        1,330,300            906,900         5,303,400
      Unrealized (gain) / loss on investments                         (1,200)         140,600                 --           139,400
      Change in accounts receivable                                  (10,800)        (537,400)           149,200          (802,300)
      Change in interest receivable                                   64,100           55,400            717,800           (60,000)
      Change in inventories                                         (325,500)         266,900         (1,855,700)       (2,175,300)
      Change in other current assets                              (6,142,600)         278,200            254,000        (6,885,100)
      Change in current liabilities                                5,106,200       (2,199,400)         3,213,000        11,464,300
      Provision for litigation                                       (59,500)        (105,500)        10,165,000        10,000,000
      Change in other long-term liabilities                          (69,700)         130,500            536,600         1,035,700
                                                                -------------   --------------   ----------------   ---------------
         Total adjustments                                          (407,700)         374,600         14,889,600        22,018,300
                                                                -------------   --------------   ----------------   ---------------
         Net cash used in operating activities                      (645,500)     (23,666,400)       (25,740,000)      (82,911,500)

Cash flows provided by (used in) investing activities:
      Proceeds from investments matured and sold                  25,197,200      516,460,100      1,572,826,100     3,114,404,100
      Purchase of investments                                    (16,427,100)    (481,137,300)    (1,543,985,700)   (3,118,516,000)
      Purchase of property, plant and equipment                     (516,600)      (1,281,400)        (3,641,700)       (9,834,200)
                                                                -------------   --------------   ----------------   ---------------
         Net cash provided by (used in) investing activities       8,253,500       34,041,400         25,198,700       (13,946,100)

Cash flows provided by financing activities:
      Proceeds from issuance of common stock and
        private placement of securities                           18,739,100               --                 --       128,348,700
      Proceeds from exercise of stock options                        360,900          405,300            614,800         6,216,200
      Proceeds from loans                                          2,400,000          646,000                 --         3,219,100
      Proceeds from line of credit                                   676,000               --                 --           676,000
      Repayment of long-term debt                                   (214,700)              --                 --          (214,700)
                                                                -------------   --------------   ----------------   ---------------
         Net cash provided by financing activities                21,961,300        1,051,300            614,800       138,245,300

Foreign currency translation adjustment                              367,600           96,700            (60,100)          231,100
                                                                -------------   --------------   ----------------   ---------------
Net increase in cash and cash equivalents                         29,936,900       11,523,000             13,400        41,618,800
Cash and cash equivalents-beginning of period                     11,681,900          158,900            145,500                --
                                                                -------------   --------------   ----------------   ---------------
Cash and cash equivalents-end of period                        $  41,618,800   $   11,681,900   $        158,900   $    41,618,800
                                                                =============   ==============   ================   ===============
Supplemental cash flow disclosure:
      Interest paid to affiliate                               $          --   $           --   $             --   $     1,005,800

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH DECEMBER 31, 1995

                                                            COMMON STOCK              CLASS B STOCK           ADDITIONAL
                                                            ------------              -------------
                                                       NUMBER OF                  NUMBER OF                    PAID-IN
                                                         SHARES        AMOUNT       SHARES       AMOUNT        CAPITAL
                                                      ------------   ----------  ------------  ----------   --------------
Issuance of shares for initial cash contribution
 of capital ($.005 per share of common stock
 and $.005 per share of Class B stock)                  9,000,000   $   45,000     1,000,000  $    5,000   $    1,000,000
   Net loss for the period May 7, 1987 (inception)
      through December 31, 1987                              --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1987                            9,000,000       45,000     1,000,000       5,000        1,000,000
   Net loss for the year ended December 31, 1988             --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1988                            9,000,000       45,000     1,000,000       5,000        1,000,000
   Proceeds from exercise of stock options                  2,500          --           --          --                400
   Compensation related to stock options                     --            --           --          --            305,900
   Issuance of shares ($6.00 per share, less costs      2,500,000       12,500          --          --         14,061,400
   Conversion of class B stock to common stock          1,000,000        5,000    (1,000,000)     (5,000)            --
   Net loss for the year ended December 31, 1989             --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1989                           12,502,500       62,500          --          --         15,367,700
   Proceeds from exercise of stock options                285,800        1,400          --          --            143,500
   Compensation related to stock options                     --            --           --          --            269,000
   Issuance of shares ($9.00 per share, less costs      4,025,000       20,200          --          --         33,009,700
   Net loss for the year ended December 31, 1990             --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1990                           16,813,300       84,100          --          --         48,789,900
   Proceeds from exercise of stock options                500,700        2,500          --          --          3,349,600
   Compensation related to stock options                     --            --           --          --          1,038,900
   Issuance of shares ($28.50 per share, less cost      2,300,000       11,500          --          --         61,444,300
   Issuance of shares for a 2 for 1 stock dividend     19,614,000       98,000          --          --            (98,000)
   Net loss for the year ended December 31, 1991             --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1991                           39,228,000      196,100          --          --        114,524,700
   Proceeds from exercise of stock options                264,400        1,400          --          --          1,336,400
   Compensation related to stock options                     --            --           --          --          1,452,400
   Net loss for the year ended December 31, 1992             --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1992                           39,228,000      197,500          --          --        117,313,500
   Proceeds from exercise of stock options                106,500          500          --          --            614,300
   Compensation related to stock options                     --            --           --          --            906,900
   Net loss for the year ended December 31, 1993             --            --           --          --               --
   Foreign currency translation adjustment                   --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1993                           39,492,400      198,000          --          --        118,834,700
   Proceeds from exercise of stock options                 75,300          400          --          --            404,900
   Class Action Settlement                              1,096,600        5,500          --          --          7,753,200
   Compensation related to stock options                     --            --           --          --          1,330,300
   Net loss for the year ended December 31, 1994             --            --           --          --               --
   Foreign currency translation adjustment                   --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1994                           40,770,800      203,900          --          --        128,323,100
   Proceeds from exercise of stock options                202,900        1,000          --          --            359,900
   Class Action Settlement                                   --            --           --          --          2,241,200
   Proceeds from private placement of securities        1,120,100        5,600          --          --          2,233,500
   Net loss for the year ended  December 31, 1995            --            --           --          --               --
   Foreign currency translation adjustment                   --            --           --          --               --
                                                      ------------   ----------  ------------  ----------   --------------
Balance at December 31, 1995                           42,093,800   $  210,500          --    $     --     $  133,157,700
                                                      ============   ==========  ============  ==========   ==============

                                                                                         TOTAL
                                                           ACCUM-                        STOCK-
                                                          ULATED           OTHER        HOLDERS'
                                                          DEFICIT          EQUITY        EQUITY
                                                       --------------    -----------   --------------
Issuance of shares for initial cash contribution
 of capital ($.005 per share of common stock
 and $.005 per share of Class B stock)                $         --      $      --     $    1,050,000
   Net loss for the period May 7, 1987 (inception)
      through December 31, 1987                           (1,030,500)          --         (1,030,500)
                                                       --------------    -----------   --------------
Balance at December 31, 1987                              (1,030,500)          --             19,500
   Net loss for the year ended December 31, 1988          (1,556,800)          --         (1,556,800)
                                                       --------------    -----------   --------------
Balance at December 31, 1988                              (2,587,300)          --         (1,537,300)
   Proceeds from exercise of stock options                      --             --                400
   Compensation related to stock options                        --             --            305,900
   Issuance of shares ($6.00 per share, less costs              --             --         14,073,900
   Conversion of class B stock to common stock                  --             --               --
   Net loss for the year ended December 31, 1989          (5,743,300)          --         (5,473,300)
                                                       --------------    -----------   --------------
Balance at December 31, 1989                              (8,330,600)          --          7,099,600
   Proceeds from exercise of stock options                      --             --            144,900
   Compensation related to stock options                        --             --            269,000
   Issuance of shares ($9.00 per share, less costs              --             --         33,029,900
   Net loss for the year ended December 31, 1990          (4,924,900)          --         (4,924,900)
                                                       --------------    -----------   --------------
Balance at December 31, 1990                             (13,255,500)          --         35,618,500
   Proceeds from exercise of stock options                      --             --          3,352,100
   Compensation related to stock options                        --             --          1,038,900
   Issuance of shares ($28.50 per share, less cost              --             --         61,455,800
   Issuance of shares for a 2 for 1 stock dividend              --             --               --
   Net loss for the year ended December 31, 1991          (6,540,100)          --         (6,540,100)
                                                       --------------    -----------   --------------
Balance at December 31, 1991                             (19,795,600)          --         94,925,200
   Proceeds from exercise of stock options                      --             --          1,337,800
   Compensation related to stock options                        --             --          1,452,400
   Net loss for the year ended December 31, 1992         (20,225,800)          --        (20,225,800)
                                                       --------------    -----------   --------------
Balance at December 31, 1992                             (40,021,400)          --         77,489,600
   Proceeds from exercise of stock options                      --             --            614,800
   Compensation related to stock options                        --             --            906,900
   Net loss for the year ended December 31, 1993         (40,629,600)          --        (40,629,600)
   Foreign currency translation adjustment                      --         (291,800)        (291,800)
                                                       --------------    -----------   --------------
Balance at December 31, 1993                             (80,651,000)      (291,800)      38,089,900
   Proceeds from exercise of stock options                      --             --            405,300
   Class Action Settlement                                      --             --          7,758,700
   Compensation related to stock options                        --             ---         1,330,300
   Net loss for the year ended December 31, 1994         (24,041,000)          --        (24,041,000)
   Foreign currency translation adjustment                      --          395,700          395,700
                                                       --------------    -----------   --------------
Balance at December 31, 1994                            (104,692,000)       103,900       23,938,900
   Proceeds from exercise of stock options                      --             --            360,900
   Class Action Settlement                                      --             --          2,241,200
   Proceeds from private placement of securities                --             --          2,239,100
   Net loss for the year ended  December 31, 1995           (237,800)          --           (237,800)
   Foreign currency translation adjustment                      --          245,600          245,600
                                                       --------------    -----------   --------------
Balance at December 31, 1995                         $ (104,929,800)   $   349,500   $    28,787,900
                                                       ==============    ===========   ==============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1.   ORGANIZATION

     U.S. Bioscience, Inc. (the "company"), was incorporated in the State of Delaware on May 7, 1987. Following the initial issuance of its shares in August 1987, the company was 80% owned by U.S. Healthcare, Inc. ("USHC"). In October 1987, USHC paid a special dividend to its stockholders in the form of the company's common stock. USHC distributed 46% of the company's common stock and retained a 34% equity interest in the company. In August 1992, USHC distributed its remaining shares in the company to USHC shareholders as a dividend.

     The company entered into an agreement with Marion Laboratories, Inc. ("Marion"), in September 1989 pursuant to which Marion purchased 2,500,000 shares of newly issued U.S. Bioscience common stock (5,000,000 post-split) pursuant to a Stock Purchase Agreement for a total investment of $15,000,000; net proceeds to the company, after related costs, were $14,073,900. By January 1996, Marion had sold its entire holding of U.S. Bioscience common stock.

     In February 1990, the company completed a public offering of 4,025,000 shares of common stock (8,050,000 post-split), realizing net proceeds of $33,029,900. In May 1991, the company completed a second public offering of 2,300,000 shares of common stock (4,600,000 post-split), realizing net proceeds of $61,455,800.

     In December 1995, the company consummated a private placement of securities pursuant to which it sold a total of 1,120,112 shares of common stock for an aggregate price of $3.5 million and issued $16.5 million in three year, 4% unsecured convertible debentures for an aggregate price of $16.5 million, for a total financing of $20 million (excluding related fees and expenses). Net proceeds realized by the company in this private placement were $18,739,100.

     The company established in 1993 two wholly-owned operating subsidiaries; USB Pharma B.V. incorporated in The Netherlands and USB Pharma Limited incorporated in the United Kingdom. USB Pharma B.V. operates the company's manufacturing plant located in Nijmegen, The Netherlands, and USB Pharma Limited manages the company's European clinical research activities.

     The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through December 31, 1995, the company's revenues have been derived principally from investment income, from the sale of drug products, Hexalen(R) and NeuTrexin(R), licensing of rights to develop and market certain products, and from contract development activities. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities and corporate organizational and administrative activities.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The company generally classifies as cash equivalents all highly liquid instruments with a maturity of three months or less at the time of purchase.

Investments

     Effective January 1, 1994, the company adopted the Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this standard management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The investments held by the company at December 31, 1995 and 1994 were classified as available for sale, with the unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1995, the fair value approximated cost and accordingly there was no adjustment to stockholders' equity. At December 31, 1994, the decline in fair value of these securities was, in the opinion of management, believed to be other than temporary, and the unrealized loss of $140,600 was included in investment income rather than being recorded as a separate component of stockholders' equity.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or fair value.

Property, Plant and Equipment

     Buildings, furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Buildings, furniture and equipment are depreciated by the straight-line method over their useful lives for financial reporting purposes and under an accelerated method for federal income tax purposes. Leasehold improvements are depreciated by the straight-line method over the shorter of their useful lives or the life of the lease for financial reporting purposes and under an accelerated method for federal income tax purposes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Product Revenues

     Product revenues are recognized upon shipment of inventory to the customer. Most of the company's product revenues to date have been domestic sales of drug products Hexalen and NeuTrexin primarily to drug wholesalers in the United States.


Research and Development Costs

     For financial reporting purposes, all costs of research and development activities are expensed as incurred.


Patents and Trademarks

     It is the company's practice to seek patent and trademark protection on processes and products in various countries. Patent and trademark application costs are expensed as incurred.


Income Taxes

     Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes".


Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using exchange rates in effect at the balance sheet date. Income statement amounts have been translated using monthly average exchange rates for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of stockholders' equity.


Net Loss per Share

     Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding and the effect of the convertible debentures have not been included in the net loss per share calculation since their effect would be antidilutive.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Impact of Recently Issued Accounting Pronouncements

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.

     Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation", is effective for fiscal years beginning after December 15, 1995. Statement No. 123 provides companies with a choice to follow the provisions of Statement No. 123 in determination of stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The company will continue to follow APB 25 and will provide proforma disclosures as required by Statement No. 123 in the December 31, 1996 notes to the consolidated financial statements.

3.   INVESTMENTS

     Investments are comprised of the following:




                                                                    Fair Value
               Name of Issuer              Principal    Amortized   at Balance
              and Title of Each             Amount        Cost      Sheet Date
     ---------------------------------------------------------------------------
      DECEMBER 31, 1995

       U.S. Government obligations
        Treasury Bills............        $   974,400  $   974,400  $   974,400

        Corporate Bonds...........          3,002,600    3,001,200    3,003,000
                                            ---------    ---------    ---------
         Total....................        $ 3,977,000  $ 3,975,600  $ 3,977,400
                                          ===========  ===========  ===========
      DECEMBER 31, 1994

         Corporate Bonds..........
                                          $12,886,000  $12,887,000  $12,746,400
                                          ===========  ===========  ===========

The investments held at December 31, 1995 will mature during 1996.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   INVENTORIES

     Inventory balances at December 31, are as follows:

                                              1995            1994
                                              ----            ----
               Raw material               $  813,300       $   38,100
               Work in process               893,000        1,597,100
               Finished goods                458,800          222,000
                                             -------        ---------
               Total
                                          $2,165,100       $1,857,200
                                          ==========       ==========


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment balances at December 31, are as follows:

                                                           1995         1994
                                                           ----         ----
          Land, buildings, and leasehold improvements   $2,106,500   $2,026,900
          Equipment, furniture and fixtures              8,173,500    7,428,800
          Accumulated depreciation                      (3,945,700)  (2,966,900)
                                                        -----------  -----------
          Property, plant and equipment, net
                                                        $6,334,300   $6,488,800
                                                        ==========   ==========


6.   LONG-TERM DEBT


     Long-term debt at December 31, consisted of:

                                                  1995                1994
                                              -------------       -------------
       MELF Equipment Loan                      $323,600            $387,300
       Mortgage Loan                             685,300             679,700
       Term Loan                               2,300,000                 ---
       Convertible Debentures                 16,500,000                 ---
                                              ----------           ---------
                                             $19,808,900          $1,067,000
       Less Current Portion                      721,300              69,600
                                              ----------           ---------
       Long-Term Debt                        $19,087,600            $997,400
                                             ===========            ========


     Maturities of long-term debt for each of the five years succeeding December 31, 1995 are; 1996--$721,300; 1997--$722,800; 1998--$17,224,300; 1999--$625,800;
and 2000--$82,400.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In April 1993, the company received $500,000 from the Commonwealth of Pennsylvania Machinery and Equipment Loan Fund Program (MELF), which provides financing for companies expanding employment in the Commonwealth. Proceeds of this loan were used to purchase laboratory equipment for the company's analytical laboratory located in Exton, Pennsylvania. The loan will amortize over a seven-year term and bears interest at a rate of 2% per annum.

     In May 1994, USB Pharma B.V., entered into a mortgage loan with Cooperatieve Rabobank B.A. in the amount of Dutch Guilders 1,180,000 (approximately $680,000) secured by the land and buildings of its manufacturing facility in Nijmegen, The Netherlands and guaranteed by U.S. Bioscience, Inc. Proceeds of this loan were used to partly fund the purchase of additional equipment for the company's manufacturing facility in The Netherlands. The mortgage loan has a 15 year term, requires quarterly Dutch Guilder installments of principal repayment which began in March 1995 and bears a quarterly variable interest rate. Interest is payable quarterly in Dutch Guilders and the current interest rate is 6.55%.

     In June 1995, the company received a term loan from its principal bank in the amount of $2,400,000. This loan will amortize monthly over four years, bears an annual interest rate of 6.86% and is collateralized by a portion of the company's investment portfolio.

     In December 1995, the company issued a $20 million private placement of securities which consisted of 1,120,112 common shares issued for an aggregate price of $3.5 million and $16.5 million in unsecured convertible debentures ("Debentures"). The Debentures mature on December 6, 1998 and bear interest at the rate of 4% per annum. One-third of the $16.5 million principal amount of the Debentures became convertible into shares of the company's common stock on February 6, 1996, another one-third of the principal amount became convertible March 7, 1996 and the final one-third became convertible March 27, 1996. On February 12, 1996, the investors who purchased the Debentures, converted the initial one-third of principal ($5.5 million) into 1,134,403 shares of the company's Common Stock. The shares issued in this conversion also included 6,848 shares in payment of accrued interest on the converted principal. The conversion price is 82.5% of the average market price for the Common Stock for the five consecutive trading days ending one trading day prior to the date that the conversion notice is received by the company. The company has the right to prepay the Debentures upon payment of a 21.21% premium. The company also has the right to require the conversion of the Debentures, which right the company can exercise at any time or from time to time on or after March 27, 1996. The net proceeds of $18,739,100 were added to the company's working capital.

7.   LINE OF CREDIT

     In June 1995, the company established a $1,000,000 credit line with an international financial institution. This line of credit is denominated in Dutch Guilders, currently bears an annual interest rate of 5.06% and is utilized by the company's subsidiary, USB Pharma B.V., for funding working capital requirements. As of December 31, 1995 approximately $676,000 of this credit line has been utilized. The credit line is guaranteed by U.S. Bioscience, Inc. and collateralized by a portion of the company's investment portfolio.

                             U.S. BIOSCIENCE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   COMMITMENTS

     The company leases office and laboratory space under three operating leases, the last of which expires in June 1999. Future minimum annual lease payments total $2,016,700 and are as follows: 1996 -- $680,500; 1997 --
$731,400; 1998 -- $567,300 and $37,500 in 1999.  Rent expense for the year ended
December 31, 1995 was $989,800; 1994-- $1,187,700; 1993 -- $1,175,400; and May
7, 1987 (inception) through December 31, 1995 was $5,621,300. As part of the company's January 1995 internal restructuring, the company reduced its office space in the company's principal office in West Conshohocken, Pennsylvania from 38,000 sq. ft. to approximately 26,400 sq. ft. The lease on the company's principal office expires in October 1998.

     The company has entered into various license agreements with unrelated parties which provide the company with rights to develop, produce and market drugs and related therapies which the company believes demonstrate effectiveness in the treatment of cancer and allied diseases. The agreements allow the company to use certain knowledge and patent rights of the licensors. Terms of the agreements require the company to pay percentage fees and royalties of varying amounts based upon defined future net sales, if any, and in general, variable percentages of any royalty income received from foreign licensees.
Some of the agreements also require minimum annual payments and the payment of lump sums upon the achievement of certain milestones in the clinical development of the chemical compound. For the years ended December 31 listed below, the company has incurred sales related royalty expense as follows:

                                            Royalty
                                  Year      Expense
                                  ----      -------
                         Prior to 1993     $135,400
                                  1993       48,200
                                  1994      260,300
                                  1995      328,800
                                           --------
                                  Total    $772,700
                                           ========


     As of December 31, 1995, the company had contracted and continues to contract with third parties to serve as clinical investigators of certain investigational drugs through terms, in general, expiring in 1996 and 1997. The clinical investigators are compensated on a completed-case basis, subject to compliance with the agreements. As of December 31, 1995, the clinical investigator agreements, in the aggregate, provide for minimum payments of approximately $1,877,000 over the terms of the agreements, of which approximately $1,206,000 had been paid to date.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



9.   MAJOR DISTRIBUTION AND MARKETING AGREEMENTS

     The company has entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA") for Ethyol(R) in the United States. Under the terms of the Agreement, ALZA has exclusive rights to market Ethyol in the United States for five years and will be responsible for sales and marketing; the company's sales force will co-promote the product with ALZA. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol revert to the company, and ALZA will receive payments from the company for ten years based on sales of Ethyol in the United States. ALZA paid the company $14 million in December 1995 and $6 million in January 1996 as initial fees for the right noted above. The company recorded as income the entire initial $20 million fee in the fourth quarter of 1995. The $6 million January payment was reflected in "Other Current Assets" in the December 31, 1995 consolidated balance sheet. The company also accrued, in the fourth quarter of 1995, a one-time $2.0 million charge related to Ethyol U.S. launch expenses as part of the company's co-promotion arrangement with ALZA. This accrual was reflected in "Other Accrued Liabilities" in the December 31, 1995 consolidated balance sheet.

     The company has entered into an exclusive marketing and distribution agreement with Scherico Ltd., ("Scherico") a subsidiary of Schering Plough Corporation, for Ethyol in the countries comprising the EU and EFTA (the "European Territories"). Under the terms of its Agreement with Scherico, the company will share in operating profits/losses (as defined in the Agreement) generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. The company's exposure to operating losses, if any, generated from the Major Markets is limited to an amount set forth in the operating plans. With respect to 1995, Scherico has invoiced the company approximately $4.2 million for the company's share of operating losses. This amount was recorded as an expense in 1995 and reflected as "Other Accrued Liabilities" in the December 31, 1995 consolidated balance sheet.

     With respect to 1996, the company's limit on operating losses under the terms of its Agreement with Scherico, as determined by the 1996 operating plan, is approximately $1.7 million. The company will share in operating profits, if any, generated from sales of Ethyol in the other countries in the European Territories outside the Major Markets in which Ethyol is launched by Scherico, but is not exposed to operating losses, if any, generated in such countries.

     Under the terms of the Agreement, Scherico's exclusive rights to market the product will continue for five years from November 23, 1996. During such five year period the company will share in operating profits but will not share in
operating losses that might be generated.   The company will co-promote Ethyol
with Scherico for the two years following such five year period. Thereafter, the company will reacquire sole marketing rights. Under certain circumstances Scherico is required to pay the company milestone payments as regulatory and pricing approvals, if any, are obtained. There can be no assurance that milestone payments will be made to the company under the Agreement.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

After reacquiring sole marketing rights, the company will pay Scherico a portion of its Ethyol operating profits, if any, from the European Territory for a period of three years. The company will supply Ethyol to Scherico throughout the term of the agreement. In addition, under the terms of the agreement, Scherico is to assist the company in establishing its own commercial organization in Europe. The contract provides that Scherico may terminate the agreement at any time by providing 180 days written notice to the company of its desire to terminate the agreement. There can be no assurance that the agreement will not be terminated by Scherico. There can be no assurance that the marketing of Ethyol in the European Territories will result in meaningful revenues to the company.


10.  COMMON STOCK

     Voting rights of common stock are one vote per share and voting rights of the Class B stock were fifty votes per share, respectively. In connection with Marion's purchase of common stock, all outstanding Class B stock was converted into common stock on a share-for-share basis in September 1989. The authorization of the Class B stock was eliminated in February 1990.

     In December 1991, the Board of Directors, by unanimous vote, authorized a 100% common stock dividend on the outstanding shares of common stock. The company issued 19,614,000 shares of common stock in paying this stock dividend.

     In May 1992, the company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock of the company from 50,000,000 shares to 100,000,000 shares. Adoption of this amendment permits the company's Board of Directors, without further approval of the company's stockholders, except as may be required by Delaware law or the rules of the American Stock Exchange, to issue additional shares of the company's common stock, from time to time as the Board of Directors may determine, for such consideration as the Board of Directors establishes. The availability of additional shares of common stock restores stock previously issued in the stock dividend described above and provides flexibility in structuring possible acquisitions of other businesses, enables the company to raise additional equity capital if and when needed and allows the Board of Directors, in its discretion, to declare stock splits or stock dividends in the future. The company has no present definitive plans, arrangements or understandings, other than shares to be issued pursuant to: (1) the exercise of stock options pursuant to the company's stock option plans, (2) the exercise of the 1,096,500 warrants currently outstanding which were issued in 1995 under a class-action litigation settlement and (3) the conversion of the three year 4% unsecured convertible debentures issued pursuant to the December 1995 private placement and payment of interest thereon, with respect to possible acquisitions, financings, stock splits or dividends requiring the availability of additional authorized common stock.

     In April 1995, the company, as part of a class action litigation settlement, issued 1,096,634 warrants to purchase from the company one share of U.S. Bioscience common stock for each warrant. The warrants are exercisable for three years from date of issuance, April 24, 1995, at an exercise price of $9.20. Upon issuance of the warrants, the company transferred to stockholders' equity $2,241,200 representing the remainder of a $10,165,000 litigation provision established in 1993 to provide for the cost of these warrants. During 1994, $7,758,700 of the provision was transferred to stockholders' equity upon issuance into escrow of a common stock component of the settlement.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     In May 1995, the company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") designed to protect company stockholders in the event of takeover actions that would deny them the full value of their investment. The Rights Plan provided for a dividend distribution of one right for each share of the company's Common Stock to holders of record at the close of business on May 29, 1995. The rights will become exercisable only in the event, with certain exceptions, a person or group of related persons accumulates 15 percent or more of the company's voting stock. The rights will expire on May 29, 2005. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $15. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either company stock or shares in an "acquiring entity" at half the market value. The company generally will be entitled to redeem the rights at one-tenth of one cent ($0.001) per right at any time until the tenth day following the acquisition by any person or group of related persons of 15 percent or more of the company's outstanding voting stock. The rights automatically trade with the underlying common stock.

     At December 31, 1995, 6,670,500 shares of common stock were reserved for issuance pursuant to company stock option plans, 1,096,500 shares of common stock were reserved for issuance pursuant to the exercise of outstanding warrants and 7,022,500 shares of common stock were reserved for issuance pursuant to the conversion of, and payment of interest on the three year, 4% unsecured convertible debentures.


11.  STOCK OPTION PLANS

     The company had adopted various stock option plans, primarily as incentives for recipients to remain affiliated with the company, as continued affiliation is a condition of exercise for all option plans. Except for a limited number of option grants where the ability to exercise is based upon the achievement of benchmarks, options outstanding under the option plans are exercisable at rates from 20% to 33 1/3% per year, generally beginning one year from date of grant. With the exception of options granted to certain consultants and advisors to the company, all options expire 10 years from date of grant. The Non-Executive Stock Option plan was established in 1994 to allow management to provide option incentives to employees who are not Directors or Officers as defined in Securities and Exchange Commission Regulation 16(b). 1,000,000 options were authorized under this plan. Additionally, the number of authorized options under the 1992 Stock Option Plan was increased by 1,500,000. No further options may be granted under any option plan other than the 1992 Stock Option Plan and the Non-Executive Stock Option Plan.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Detail information concerning all stock option plans is as follows:

                                  1987          1987            1987           1990          1991           1992      NON-EXECUTIVE
                               INCENTIVE    NON-STATUTORY      SPECIAL        SPECIAL       SPECIAL         STOCK     STOCK OPTION
                              STOCK OPTION  STOCK OPTION    NON-STATUTORY    DIRECTORS   NON-STATUTORY     OPTION         PLAN
                                  PLAN          PLAN        STOCK OPTION       STOCK     STOCK OPTION       PLAN
                                                                PLAN          OPTION         PLAN
                                                                               PLAN
                            -------------------------------------------------------------------------------------------------------
OPTIONS AUTHORIZED.........    2,000,000      2,000,000       1,000,000       500,000      2,000,000      3,500,000     1,000,000
                            =======================================================================================================

OPTIONS OUTSTANDING
 DECEMBER 31, 1992.........      881,300      1,625,600         279,800        80,000      1,438,600        683,000             0

GRANTED....................            0              0               0             0              0      1,264,300            --
EXERCISED..................      (37,500)             0         (57,000)            0        (10,000)        (2,000)           --
CANCELED...................     (189,300)      (128,300)        (42,800)            0       (393,900)      (200,600)           --
                            -------------------------------------------------------------------------------------------------------

OPTIONS OUTSTANDING
 DECEMBER 31, 1993.........      654,500      1,497,300         180,000        80,000      1,034,700      1,744,700             0

GRANTED....................            0              0               0             0              0        746,500       161,600
EXERCISED..................      (28,700)             0          (5,900)      (20,000)             0        (20,700)            0
CANCELED...................      (78,500)             0         (71,400)            0       (126,100)      (271,300)       (5,000)
                            -------------------------------------------------------------------------------------------------------

OPTIONS OUTSTANDING
 DECEMBER 31, 1994.........      547,300      1,497,300         102,700        60,000        908,600      2,199,200       156,600

GRANTED....................            0              0               0             0              0        246,000       676,800
EXERCISED..................      (23,300)       (40,000)              0             0        (29,600)       (91,200)     (18,700)
CANCELED...................     (123,200)      (288,800)         (5,600)      (60,000)      (242,300)      (440,800)     (78,300)
                            -------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING              400,800      1,168,500          97,100             0        636,700      1,913,200      736,400
 DECEMBER 31, 1995.........
                            =======================================================================================================

 A summary of stock option prices and exercisable shares is as follows:

                                              TOTAL ACTIVITY       OPTION PRICE        SHARES
                                                 ALL PLANS          PER SHARE        EXERCISABLE
                                                 (Shares)          (LOW - HIGH)      AT YEAR-END
                                             ----------------   ----------------   -------------
     Options Outstanding December 31, 1992        4,988,300      $0.08 - $18.10       808,100

     Granted................................      1,264,300        7.13 - 11.00            --
     Exercised..............................       (106,500)       6.63 - 11.25            --
     Canceled...............................       (954,900)       0.08 - 16.66            --
                                                   ---------

     Options Outstanding December 31, 1993         5,191,200       0.08 - 18.10     1,571,200

     Granted................................
     Exercised..............................         908,100       0.08 -  8.25            --
     Canceled...............................         (75,300)      0.08 -  7.88            --
                                                    (552,300)      0.08 - 13.90            --
                                                    ---------

     Options Outstanding December 31, 1994         5,471,700       0.08 - 18.10     2,290,600

     Granted................................         922,800       2.31 -  5.13             -
     Exercised..............................        (202,800)      0.08 -  2.44             -
     Canceled...............................      (1,239,000)     2.44 -  15.10             -
                                                  ----------

     Options outstanding December 31, 1995         4,952,700     $2.31 - $15.10     2,361,700
                                                  ==========

Option shares listed on the two preceding tables are recorded after giving effect to a 2-for-1 stock split paid in the form of a 100% common stock dividend to common stockholders paid in January 1992.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



All outstanding options issued to the company's employees which had an exercise price greater than $2.44 per share were amended on February 21, 1995 to change the option price to $2.44 per share which is the closing price of the company's Common Stock on the American Stock Exchange on February 21, 1995.

Generally, the exercise price of options granted is equal to the fair market value of the underlying share of common stock at the time of grant. Options for which the exercise price is less than the fair market value at the time of grant are considered compensatory and the difference in value is charged to operations over the vesting period of the option.



12.  EMPLOYEE BENEFIT PLANS

     The company has a defined contribution pension plan covering substantially all of its U. S. employees, subject to age and service requirements. In addition, the company has an Employee Savings Plan (401(k)) available for all of its U.S. employees subject to age and service requirements and matches employee contributions in an amount equal to the lesser of one-third of the employee's contribution or 2% of the employee's compensation subject to government tax regulation limits. The company also provides a deferred compensation program for certain executives of the company. The company funded employee Savings Plan costs during 1995 on a monthly basis. The company plans to fund 1995 pension costs in early 1996. Amounts accrued under the deferred compensation plan are reflected as "Long-term Liabilities" in the company's consolidated balance sheet. Costs of the Employee Pension Plan, the Employee Savings Plan (401(k)) and deferred compensation plan were as follows:

                                     Year ended
                                     December 31,     Amount
                                     ------------     ------
                                         1993         $818,600
                                         1994          876,400
                                         1995          949,200


Employee benefit plan costs for the period May 7, 1987 (inception) through December 31, 1995 total $4,255,600.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  INCOME TAXES

     As of December 31, 1995, the company had a net operating loss carry forward of approximately $114,298,000 for federal income tax purposes. In addition, the company had a research and development tax credit carry forward of $4,043,000.

     The company records deferred tax assets and liabilities for the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance equal to the net deferred tax asset has been recorded on the basis of the uncertainty with respect to the ultimate realization of the net deferred tax assets. Due to this uncertainty, no benefit has been recorded for the year ended December 31, 1995 or any prior period for any net operating loss carryforwards or other deferred tax assets generated during the year. Significant components of the company's estimated deferred tax assets and liabilities as at December 31, 1995 are as follows:

  Deferred tax assets
  -------------------
     Net operating loss carryforwards/(1)/          $42,179,200
     Book over income tax depreciation                   94,800
     Research and development tax credits             4,043,000
     Other non-salary compensation and benefits         501,800
     Other, principally reserves                        237,500
                                                     ----------
     Total deferred tax assets                       47,056,300
  Deferred tax liabilities
  ------------------------                           ----------
     Prepaid expenses                                   (97,000)
                                                     ----------
     Total deferred tax liabilities                     (97,000)
                                                     ----------
                                                     46,959,300
  Valuation allowance for net deferred tax assets   (46,959,300)
                                                    -----------
  Net deferred tax assets                           $   -0-
                                                    ===========

/(1)/ Includes estimated state and foreign net operating loss carryforwards of $2,174,800.

     Approximately $8,690,400 of tax benefits related to the exercise of stock options is included in the net operating loss carryforwards listed above. Although not a component of tax expense, the reserve for the future realization of this asset is reflected in the valuation allowance and will be credited to additional paid-in capital if and when realized.

     The reconciliation of the expected tax benefit for the year ended December 31, 1995 is as follows:

     Tax benefit at expected rate                    $  (80,850)
     Permanent differences                              206,450
     Research and development tax credit               (448,640)
     State taxes, net                                  (918,320)
     Other                                              (48,040)
                                                      ----------
                                                     (1,289,400)
     Increase in valuation allowance                  1,289,400
                                                      ----------
     Tax benefit                                      $  -0-
                                                      ==========

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The federal income tax carryforwards expire as follows:


                       NET OPERATING           RESEARCH AND
                           LOSSES           DEVELOPMENT CREDITS
                           ------           -------------------
               2002     $      1,000            $       --
               2003        1,250,000                46,000
               2004        5,206,000               140,000
               2005        6,750,000               192,000
               2006       23,486,000               545,000
               2007       21,993,000               889,000
               2008       27,367,000             1,072,000
               2009       24,430,000               710,000
               2010        3,815,000               449,000
                        ------------            ----------
                        $114,298,000            $4,043,000
                        ============            ==========

                             U.S. BIOSCIENCE, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX


                                                                        Page
                                                                        ----
          3. Exhibits.

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Registrant's Registration
          Statement on Form S-1 (File No. 33-39576), filed with the
          Securities and Exchange Commission on March 22, 1991)

3.1.1     Certificate of Amendment to Certificate of Incorporation
          (incorporated by reference to Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-
          00077), filed with the Securities and Exchange Commission on January 5, 1996

3.1.2     Certificate of Designations of Series A Junior Preferred
          Stock (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 7, 1995)

3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

4.1 Warrant Agreement dated as of June 6, 1994 by and between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-
          K filed with the Securities and Exchange Commission on March
          28, 1995)

4.2 Rights Agreement dated as of May 19, 1995 by and between Registrant and Chemical Mellon Shareholder Services L.L.C.
          (incorporated by reference to Exhibit 1 to Registrant's
          Current Report on Form 8-K dated June 7, 1995)

10.1*     Agreement dated August 9, 1991, between the Registrant and
          Warner-Lambert Company, as amended by Amendment No. 1 dated
          December 12, 1991, Amendment No. 2 dated March 10, 1994 and
          Amendment No. 3 dated March 11, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange
          Commission on March 28, 1994)

10.2      Office Lease Agreement, dated September 1990, between U.S.
          Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(k) to the Registrant's
          Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange Commission on March
          22, 1991)

                             U.S. BIOSCIENCE, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX


                                                                        Page
                                                                        ----
10.2.1    Amendment No. 1, dated August 31, 1991, to Office Lease
          Agreement between U.S. Bioscience, Inc. and Tower Bridge
          Associates (incorporated by reference to Exhibit 10(i)(ii)
          to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.2.2    Addendum, dated April 8, 1992, to Amendment No. 1 of Office
          Lease Agreement between U.S. Bioscience and Tower Bridge
          Associates (incorporated by reference to Exhibit 10.2.2 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.2.3    Amendment No. 2, dated June 30, 1995, to Office Lease
          Agreement between U.S. Bioscience, Inc. and Tower Bridge
          Associates

10.3      Lease Agreement, dated June 15, 1992, between U.S.
          Bioscience, Inc. and Pickering Acquisition Associates
          (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, filed with the
          Securities and Exchange Commission on March 31, 1993)

10.3.1 Amendment No. 1, dated March 17, 1993, to Lease Agreement between the Registrant and Pickering Acquisition Associates
          (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K, filed with the
          Securities and Exchange Commission on March 31, 1993)

10.3.2 Second Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated February 8, 1995
          (incorporated by reference to Exhibit 10.3.2 to the Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on March 28, 1995)

10.4      Research Agreement, dated May 14, 1987, between the
          Registrant and Georgetown University, as amended May 27,
          1988 (incorporated by reference to Exhibit 10.13 to the
          Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21,
          1989)

10.4.1    Amendment No. 2, dated as of January 23, 1990, to Research
          Agreement, dated May 14, 1987, between the Registrant and
          Georgetown University (incorporated by reference to Exhibit
          10.13.1 to the Registrant's Registration Statement on Form S-
          1, filed with the Securities and Exchange Commission on February 5, 1990)

                             U.S. BIOSCIENCE, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX

                                                                        Page
                                                                        ----
10.5      Letter agreement, dated January 22, 1992, between the
          Registrant and Chemsyn Science Laboratories (incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange
          Commission on March 27, 1992)

10.6 License Agreement dated January 30, 1995 between Registrant and National Institutes of Health (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-
          K filed with the Securities and Exchange Commission on March
          28, 1995)

10.7      Agreement for Assignment of Rights, dated January 8, 1988, between the Registrant and Wyeth Laboratories, Inc.
          (incorporated by reference to Exhibit 10.18 to the
          Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21,
          1989)

10.8*     Amended and Restated License Agreement, effective as of May
          1, 1993, between the Registrant and Southern Research
          Institute (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on March 28, 1994)

10.9 Agreement, dated as of November 25, 1988, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.23 to the Registrant's Registration
          Statement on Form 10, filed with the Securities and Exchange
          Commission on September 21, 1989)

10.9.1 Amendment No. 1, dated March 13, 1992 to Agreement dated as of November 25, 1988, between the Registrant and Warner-
          Lambert Company (incorporated by reference to Exhibit
          10(o)(ii) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March
          27, 1992)

10.10     License Agreement, dated as of December 6, 1990, between the
          National Technical Information Service and the Registrant
          (incorporated by reference to Exhibit 10(t) to the Registrant's Registration Statement on Form S-1 (File No. 33-
          39576), filed with the Securities and Exchange Commission on March 25, 1991)

10.11 Agreement, dated as of January 1, 1995, between Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange
          Commission on March 28, 1995)

                             U.S. BIOSCIENCE, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX


                                                                        Page
                                                                        ----
10.12     Agreement, dated as of September 23, 1993, between
          Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange
          Commission on March 28, 1994)

10.13     U.S. Bioscience/Ganes PALA Research Agreement between the
          Registrant and Ganes Chemicals, Inc., signed by the Registrant on April 25, 1991 and countersigned by Ganes
          Chemicals, Inc. on April 29, 1991 (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form
          10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.14     License Agreement, dated February 14, 1992, between the
          Registrant and Schering Overseas Limited (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange
          Commission on March 31, 1993)

10.14.1 Amendment dated October 15, 1993 to License Agreement between Registrant and Schering Overseas Limited
          (incorporated by reference to Exhibit 10.14.1 to the Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on March 28, 1994)

10.15     License Agreement dated May 10, 1994 between Registrant and
          Scherico, Ltd. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.16* Distribution and Supply Agreement, dated as of May 10, 1993 between Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange
          Commission on March 28, 1995)

10.17     Agreement, dated as of March 10, 1994 between Registrant and
          Sipsy S.A. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.18     License Agreement, effective November 28, 1990 between
          Registrant and National Technical Information Service
          (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on March 28, 1994)

                             U.S. BIOSCIENCE, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX



                                                                        Page
                                                                        ----
10.19     Stipulation of Settlement Civil Action No. 92-0678 (Dalzell,
          J.) dated January 19, 1994 (incorporated by reference to
          Exhibit 10.19 to the Registrant's Annual Report on Form 10-K
          filed with the Securities and Exchange Commission on March
          28, 1995)

10.20     Non-Executive Stock Option Plan

10.21 Form of Subscription Agreement for sale of Common Stock by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated December 22, 1995)

10.22 Form of Note Purchase Agreement for sale of convertible notes by the Registrant to investors in December 1995
          (incorporated by reference to Exhibit 2 to Registrant's
          Current Report on Form 8-K dated December 22, 1995)

10.23     Form of Convertible Note issued pursuant to Note Purchase
          Agreements for sale of convertible notes by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 3 to Registrant's Current Report on Form 8-K dated
          December 22, 1995)

10.24     Form of Registration Rights Agreement with purchasers of
          Common Stock and convertible notes issued by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated
          December 22, 1995)

10.25*    Ethyol (Amifostine) Distribution and Marketing Collaboration
          Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated December 12, 1995 (incorporated by reference to Exhibit 5 to Registrant's Current Report on Form 8-K dated
          December 22, 1995)

          Executive Compensation Plans and Arrangements

10.26     Employment Agreement, dated as of March 1, 1993 between
          Registrant and Philip S. Schein, M.D. (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange
          Commission on March 28, 1995)

10.27     U.S. Bioscience, Inc. 1987 Incentive Stock Option Plan
          (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-
          43981), filed with the Securities and Exchange Commission on November 15, 1991)

                             U.S. BIOSCIENCE, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX


                                                                        Page
                                                                        ----
10.28     U.S. Bioscience, Inc. 1987 Non-Statutory Stock Option Plan
          (incorporated by reference to Exhibit 4.2 to the
          Registrant's Registration Statement on Form S-8 (File No. 33-
          43981), filed with the Securities and Exchange Commission on
          November 15, 1991)

10.29     U.S. Bioscience, Inc. 1987 Special Non-Statutory Stock
          Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 33-
          43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.30     U.S. Bioscience, Inc. 1991 Special Non-Statutory Stock
          Option Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File No. 33-
          43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.31 U.S. Bioscience, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual
          Report on Form 10-K filed with the Securities and Exchange
          Commission on March 28, 1995)

10.32     Executive Benefits Plan and related Form of Split Dollar
          Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on March 28, 1995)

10.33     Pension Restoration Plan (incorporated by reference to
          Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
          28, 1995)

10.33.1   Amendment 1996-1 to Pension Restoration Plan

10.34 Executive Severance Agreement, dated October 14, 1991, between the Registrant and Philip S. Schein, M.D.
          (incorporated by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K, filed with the
          Securities and Exchange Commission on March 27, 1992)

10.35     Amendment dated September 22, 1992 to Executive Severance
          Agreement between the Registrant and Philip S. Schein, M.D.
          (incorporated by reference to Exhibit 10.25.1 to the Registrant's Annual Report on Form 10-K, filed with the
          Securities and Exchange Commission on March 31, 1993)

                             U.S. BIOSCIENCE, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX

                                                                        Page
                                                                        ----
10.36     Executive Severance Agreement, dated October 14, 1991,
          between the Registrant and Robert L. Capizzi, M.D.
          (incorporated by reference to Exhibit 10(w) to the
          Registrant's Annual Report on Form 10-K, filed with the
          Securities and Exchange Commission on March 27, 1992)

10.36.1   Amendment dated September 22, 1992 to Executive Severance
          Agreement between the Registrant and Robert L. Capizzi, M.D.
          (incorporated by reference to Exhibit 10.26.1 to the Registrant's Annual Report on Form 10-K, filed with the
          Securities and Exchange Commission on March 31, 1993)

10.37     Agreement, dated March 4, 1996, between the Registrant and
          Robert L. Capizzi, M.D.

10.38     Form of Executive Severance Agreement executed with each
          Senior Vice President, each Vice President, and the
          Controller of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-
          K, filed with the Securities and Exchange Commission on March 31, 1993)

22        Subsidiaries of the Registrant

23        Consent of Ernst & Young LLP, Independent Auditors

______________
*Confidential portions have been omitted and have been separately filed with the Commission.