Form 10-K/A
period 1995-12-31
U S BIOSCIENCE INC
filed 1996-05-03
CIK 847562

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A1

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

ITEM 14.    EXHIBITS

            This amendment to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K") amends and modifies the 1995 Form 10-K only to reflect the filing of Exhibit 27 to the 1995 Form 10-K.

                                  SIGNATURES

       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U.S. BIOSCIENCE, INC.


Date: April 30, 1996                   By: /s/ PHILIP S. SCHEIN
                                           ------------------------
                                           PHILIP S. SCHEIN, M.D.
                                           Chief Executive Officer and Chairman

                                 EXHIBIT INDEX

Exhibit
No.                                   Description
- -------                               -----------

27                                    Financial Data Schedule pursuant to
                                      Article 5 of Regulation S-X.