Form 10-Q
period 1996-03-31
U S BIOSCIENCE INC
filed 1996-05-14
CIK 847562

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1996
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from        to

Commission file number       1-10392
                      -------------------------------------------------------


                             U.S. Bioscience, Inc.
- -----------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

       Delaware                                            23-2460100
- ---------------------------                       ---------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)



   One Tower Bridge, One Hundred Front St., West Conshohocken, PA 19428
- -----------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                (610) 832-0570
- -----------------------------------------------------------------------------
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

As of May 10, 1996, there were 22,733,600 shares of common stock outstanding.

                                                   Page 1 of 20 sequentially
                                                   numbered pages

                             U.S. BIOSCIENCE, INC.
                                     INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information


     Item 1.  Financial Statements

        Consolidated Balance Sheets                                           3

        Consolidated Statements of Operations                                 4

        Consolidated Statements of Cash Flows                                 5

        Consolidated Statements of Changes in Stockholders' Equity            6

        Notes to Consolidated Financial Statements                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9


Part II - Other Information


      Item 2.  Changes in Securities                                         13

      Item 4.  Submission of Matters to a Vote of Securities Holders         18

      Item 6.  Exhibits and Reports on Form 8-K                              19



                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31, 1996      DECEMBER 31, 1995
                                                                                     --------------      -----------------
                                                                                       (UNAUDITED)
                                                   ASSETS
Current assets:
    Cash and cash equivalents                                                      $     43,770,000   $     41,618,800
    Investments                                                                           3,002,700          3,977,400
    Accounts receivable, net                                                              1,601,900            802,500
    Interest receivable                                                                     117,000             60,000
    Inventories                                                                           2,295,400          2,165,100
    Other                                                                                 1,339,700          6,922,200
                                                                                    ---------------    ---------------
              Total current assets                                                       52,126,700         55,546,000

    Property, plant and equipment at cost, less accumulated depreciation                  6,065,800          6,334,300
                                                                                    ---------------    ---------------
              Total assets                                                         $     58,192,500   $     61,880,300
                                                                                    ===============    ===============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued compensation and related payroll taxes payable                         $        960,200   $      1,937,600
    Accrued clinical grants payable                                                         658,800            716,300
    Accrued product manufacturing costs payable                                             383,700            384,300
    Accrued  marketing costs payable                                                        166,100            125,900
    Accrued professional fees payable                                                       369,400            393,200
    Line of credit                                                                          676,000            676,000
    Current maturities of long-term debt                                                    721,600            721,300
    Accounts payable and other accrued liabilities                                        8,424,700          8,014,400
                                                                                    ---------------    ---------------
              Total current liabilities                                                  12,360,500         12,969,000

Long-term liabilities:
    Long-term debt, net of current maturities                                             2,367,500          2,587,600
    Convertible debentures                                                                8,825,000         16,500,000
    Other long-term liabilities                                                           1,112,100          1,035,800
                                                                                    ---------------    ---------------
              Total long-term liabilities                                                12,304,600         20,123,400
                                                                                    ---------------    ---------------
              Total liabilities                                                          24,665,100         33,092,400

Stockholders' equity:
    Preferred stock, $.005 par value-5,000,000 shares authorized;
        none issued                                                                            --                 --
    Common stock, $.01 par value-50,000,000 shares authorized; 21,891,700 shares issued and outstanding at March  31, 1996, and 21,046,900 shares
        issued and outstanding at December 31, 1995                                         218,900            210,500
Additional paid-in capital                                                              141,428,900        133,157,700
Deficit accumulated during the development stage                                       (108,363,000)      (104,929,800)
Foreign currency translation adjustment                                                     242,600            349,500
                                                                                    ---------------    ---------------
              Total stockholders' equity                                                 33,527,400         28,787,900
                                                                                    ---------------    ---------------
              Total liabilities and stockholders' equity                           $     58,192,500   $     61,880,300
                                                                                    ===============    ===============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                        (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                ------------------            PERIOD MAY 7, 1987
                                                                    MARCH 31,                    (INCEPTION)
                                                                    ---------                      THROUGH
                                                              1996             1995             MARCH 31, 1996
                                                              ----             ----             --------------
Revenues:
   Net sales                                              $   2,962,600    $   2,200,200        $   28,115,800
   Net investment income                                        683,900          379,400            25,733,900
   Licensing, royalty and other income                          180,000           62,400            25,919,300
                                                          -------------    -------------        --------------
                                                              3,826,500        2,642,000            79,769,000

Expenses:
   Cost of sales                                                873,500          742,100             7,399,900
   Selling, general and administrative costs                  3,291,800        3,247,400            80,941,800
   Research and development costs                             2,764,600        2,788,600            87,927,700
   Provision for litigation                                        --               --              10,165,000
   Interest expense                                             329,800           19,800             1,697,600
                                                          -------------    -------------        --------------
                                                              7,259,700        6,797,900           188,132,000

                                                          -------------    -------------        --------------
Net loss                                                  $  (3,433,200)   $  (4,155,900)       $ (108,363,000)
                                                          =============    =============        ==============

Net loss per common share                                 $       (0.16)   $       (0.20)
                                                          =============    =============

Weighted average number of common shares outstanding         21,413,000       20,385,400
                                                          =============    =============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                             1996                 1995
                                                                                        -------------         ------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
   Net loss                                                                             $  (3,433,200)       $ (4,155,900)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                                       274,700             308,000
           Compensation element of stock option grants                                           --                  --
           Loss (gain) on investments                                                          (1,100)             19,600
           Amortization of debenture interest                                                 270,000                --
           Change in accounts receivable                                                     (799,500)            (39,400)
           Change in interest receivable                                                      (57,000)              8,800
           Change in inventories                                                             (142,800)           (151,000)
           Change in other current assets                                                   5,573,500            (101,500)
           Change in current liabilities                                                      (92,800)         (1,762,700)
           Provision for litigation                                                              --                  --
           Change in other long-term liabilities                                              126,100               2,000
                                                                                        -------------        ------------
                Total adjustments                                                           5,151,100          (1,716,200)
                                                                                        -------------        ------------
                Net cash provided by (used in) operating activities                         1,717,900          (5,872,100)

Cash flows provided by (used in) investing activities:
           Proceeds from marketable securities matured and sold                             9,874,900           1,979,400
           Purchase of marketable securities                                               (8,899,100)               --
           Purchase of property, plant and equipment                                         (158,800)           (213,700)
                                                                                        -------------        ------------
                Net cash provided by (used in) investing activities                           817,000           1,765,700

Cash flows provided by (used in) financing activities:
           Proceeds from issuance of common stock and private placement of securities            --                  --
           Proceeds from exercise of stock options                                            334,600               --
           Proceeds from loan                                                                    --               (12,400)
           Proceeds from line of credit                                                          --                  --
           Repayment of long-term debt                                                       (179,900)               --
                                                                                        -------------        ------------
                Net cash provided by (used in) financing activities                           154,700             (12,400)

Foreign currency translation adjustment                                                      (538,400)             34,500
                                                                                        -------------        ------------
Net increase (decrease) in cash and cash equivalents                                        2,151,200          (4,084,300)
Cash and cash equivalents-beginning of period                                              41,618,800          11,681,900
                                                                                        -------------        ------------
Cash and cash equivalents-end of period                                                 $  43,770,000        $  7,597,600
                                                                                        =============        ============
Supplemental cash flow disclosure:
           Interest paid to affiliate                                                            --                  --


                                                                                         PERIOD MAY 7, 1987
                                                                                           (INCEPTION)
                                                                                             THROUGH
                                                                                          MARCH 31, 1996
                                                                                          --------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
   Net loss                                                                             $    (108,363,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                                         4,272,900
           Compensation element of stock option grants                                          5,303,400
           Loss (gain) on investments                                                             138,300
           Amortization of debenture interest                                                     270,000
           Change in accounts receivable                                                       (1,601,800)
           Change in interest receivable                                                         (117,000)
           Change in inventories                                                               (2,318,100)
           Change in other current assets                                                      (1,311,600)
           Change in current liabilities                                                       11,371,500
           Provision for litigation                                                            10,000,000
           Change in other long-term liabilities                                                1,161,800
                                                                                        -----------------
                Total adjustments                                                              27,169,400
                                                                                        -----------------
                Net cash provided by (used in) operating activities                           (81,193,600)

Cash flows provided by (used in) investing activities:
           Proceeds from marketable securities matured and sold                             3,124,279,000
           Purchase of marketable securities                                               (3,127,415,100)
           Purchase of property, plant and equipment                                           (9,993,000)
                                                                                        -----------------
                Net cash provided by (used in) investing activities                           (13,129,100)

Cash flows provided by (used in) financing activities:
           Proceeds from issuance of common stock and private placement of securities         128,348,700
           Proceeds from exercise of stock options                                              6,550,800
           Proceeds from loan                                                                   3,219,100
           Proceeds from line of credit                                                           676,000
           Repayment of long-term debt                                                           (394,600)
                                                                                        -----------------
                Net cash provided by (used in) financing activities                           138,400,000

Foreign currency translation adjustment                                                          (307,300)
                                                                                        -----------------
Net increase (decrease) in cash and cash equivalents                                           43,770,000
Cash and cash equivalents-beginning of period                                                        --
                                                                                        -----------------
Cash and cash equivalents-end of period                                                 $      43,770,000
                                                                                        =================
Supplemental cash flow disclosure:
           Interest paid to affiliate                                                   $       1,005,800

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH MARCH 31, 1996

                                                                      COMMON STOCK             CLASS B STOCK
                                                                      ------------             -------------           ADDITIONAL
                                                               NUMBER OF                   NUMBER OF                    PAID-IN
                                                                SHARES         AMOUNT       SHARES         AMOUNT       CAPITAL
                                                               ---------       ------      ---------       ------      ----------
Issuance of shares for initial cash contribution
  of capital ($.005 per share of common stock
  and $.005 per share of Class B stock)                         9,000,000    $   45,000     1,000,000    $    5,000    $  1,000,000
     Net loss for the period May 7, 1987 (inception)
        through December 31, 1987                                    --            --            --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1987                                    9,000,000        45,000     1,000,000         5,000       1,000,000
     Net loss for the year ended December 31, 1988                   --            --            --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1988                                    9,000,000        45,000     1,000,000         5,000       1,000,000
     Proceeds from exercise of stock options                        2,500          --            --            --               400
     Compensation related to stock options                           --            --            --            --           305,900
     Issuance of shares ($8.00 per share, less costs)           2,500,000        12,500          --            --        14,061,400
     Conversion of class B stock to common stock                1,000,000         5,000    (1,000,000)       (5,000)           --
     Net loss for the year ended December 31, 1989                   --            --            --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1989                                   12,502,500        62,500          --            --        15,367,700
     Proceeds from exercise of stock options                      285,800         1,400          --            --           143,500
     Compensation related to stock options                           --            --            --            --           269,000
     Issuance of shares ($9.00 per share, less costs)           4,025,000        20,200          --            --        33,009,700
     Net loss for the year ended December 31, 1990                   --            --            --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1990                                   16,813,300        84,100          --            --        48,789,900
     Proceeds from exercise of stock options                      500,700         2,500          --            --         3,349,600
     Compensation related to stock options                           --            --            --            --         1,038,900
     Issuance of shares ($28.50 per share, less costs)          2,300,000        11,500          --            --        61,444,300
     Issuance of shares for a 2 for 1 stock dividend           19,614,000        98,000          --            --           (98,000)
     Net loss for the year ended December 31, 1991                   --            --            --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1991                                   39,228,000       196,100          --            --       114,524,700
     Proceeds from exercise of stock options                      264,400         1,400          --            --         1,336,400
     Compensation related to stock options                           --              --          --            --         1,452,400
     Net loss for the year ended December 31, 1992                   --              --          --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1992                                   39,492,400       197,500          --            --       117,313,500
     Proceeds from exercise of stock options                      106,500           500          --            --           614,300
     Compensation related to stock options                           --              --          --            --           906,900
     Net loss for the year ended December 31, 1993                   --              --          --            --              --
     Foreign currency translation adjustment                         --              --          --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1993                                   39,598,900       198,000          --            --       118,834,700
     Proceeds from exercise of stock options                       75,300           400          --            --           404,900
     Class Action Settlement                                    1,096,600         5,500          --            --         7,753,200
     Compensation related to stock options                           --            --            --            --         1,330,300
     Net loss for the year ended December 31, 1994                   --            --            --            --              --
     Foreign currency translation adjustment                         --            --            --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1994                                   40,770,800       203,900          --            --       128,323,100
     Proceeds from exercise of stock options                      202,900         1,000          --            --           359,900
     Class Action Settlement                                         --            --            --            --         2,241,200
     Proceeds from private placement of securities              1,120,100         5,600          --            --         2,233,500
     Net loss for the year ended December 31, 1995                   --            --            --            --              --
     Foreign currency translation adjustment                         --            --            --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at December 31, 1995                                   42,093,800       210,500          --            --       133,157,700
     Proceeds from exercise of stock options                      137,300           700          --            --           333,900
     Conversion of debentures                                   1,552,300         7,700          --            --         7,937,300
     Net loss for the three months ended  March 31, 1996             --            --            --            --              --
     Foreign currency translation adjustment                         --            --            --            --              --
     Conversion of shares to reflect the 1 for 2 reverse
       stock split effective April 22, 1996                   (21,891,700)         --            --            --              --
                                                               ----------    ----------    ----------    ----------    ------------
Balance at March 31, 1996 (unaudited)                          21,891,700    $  218,900          --      $     --      $141,428,900
                                                               ==========    ==========    ==========    ==========    ============



                                                                                                         TOTAL
                                                                   ACCUM-                                STOCK-
                                                                   ULATED             OTHER             HOLDERS'
                                                                   DEFICIT            EQUITY             EQUITY
                                                                   -------            ------            --------
Issuance of shares for initial cash contribution
  of capital ($.005 per share of common stock
  and $.005 per share of Class B stock)                     $            --     $         --       $      1,050,000
     Net loss for the period May 7, 1987 (inception)
        through December 31, 1987                                 (1,030,500)              --            (1,030,500)
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1987                                      (1,030,500)              --                19,500
     Net loss for the year ended December 31, 1988                (1,556,800)              --            (1,556,800)
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1988                                      (2,587,300)              --            (1,537,300)
     Proceeds from exercise of stock options                            --                 --                   400
     Compensation related to stock options                              --                 --               305,900
     Issuance of shares ($6.00 per share, less costs)                   --                 --            14,073,900
     Conversion of class B stock to common stock                        --                 --                  --
     Net loss for the year ended December 31, 1989                (5,743,300)              --            (5,743,300)
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1989                                      (8,330,600)              --             7,099,600
     Proceeds from exercise of stock options                            --                 --               144,900
     Compensation related to stock options                              --                 --               269,000
     Issuance of shares ($9.00 per share, less costs)                   --                 --            33,029,900
     Net loss for the year ended December 31, 1990                (4,924,900)              --            (4,924,900)
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1990                                     (13,255,500)              --            35,618,500
     Proceeds from exercise of stock options                            --                 --             3,352,100
     Compensation related to stock options                              --                 --             1,038,900
     Issuance of shares ($28.50 per share, less costs)                  --                 --            61,455,800
     Issuance of shares for a 2 for 1 stock dividend                    --                 --                  --
     Net loss for the year ended December 31, 1991                (6,540,100)              --            (6,540,100)
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1991                                     (19,795,600)              --            94,925,200
     Proceeds from exercise of stock options                            --                 --             1,337,800
     Compensation related to stock options                              --                 --             1,452,400
     Net loss for the year ended December 31, 1992               (20,225,800)              --           (20,225,800)
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1992                                     (40,021,400)              --            77,489,600
     Proceeds from exercise of stock options                            --                 --               614,800
     Compensation related to stock options                              --                 --               906,900
     Net loss for the year ended December 31, 1993               (40,629,600)              --           (40,629,600)
     Foreign currency translation adjustment                            --             (291,800)           (291,800)
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1993                                     (80,651,000)          (291,800)         38,089,900
     Proceeds from exercise of stock options                            --                 --               405,300
     Class Action Settlement                                            --                 --             7,758,700
     Compensation related to stock options                              --                 --             1,330,300
     Net loss for the year ended December 31, 1994               (24,041,000)              --           (24,041,000)
     Foreign currency translation adjustment                            --              395,700             395,700
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1994                                    (104,692,000)           103,900          23,938,900
     Proceeds from exercise of stock options                            --                 --               360,900
     Class Action Settlement                                            --                 --             2,241,200
     Proceeds from private placement of securities                      --                 --             2,239,100
     Net loss for the year ended December 31, 1995                  (237,800)              --              (237,800)
     Foreign currency translation adjustment                            --              245,600             245,600
                                                            ----------------    ---------------    ----------------
Balance at December 31, 1995                                    (104,929,800)           349,500          28,787,900
     Proceeds from exercise of stock options                            --                 --               334,600
     Conversion of debentures                                           --                 --             7,945,000
     Net loss for the three months ended  March 31, 1996          (3,433,200)              --            (3,433,200)
     Foreign currency translation adjustment                            --             (106,900)           (106,900)
     Conversion of shares to reflect the 1 for 2 reverse
       stock split effective April 22, 1996                             --                 --                  --
                                                            ----------------    ---------------    ----------------
Balance at March 31, 1996 (unaudited)                       $   (108,363,000)        $  242,600          33,527,400
                                                            ================    ===============    ================

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through March 31, 1996, the company's revenues have been derived principally from product sales of Hexalen(R), NeuTrexin(R), and Ethyol(R), licensing fees for rights to develop and market certain products principally in the United States, and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Unaudited information -- The financial information for the three month period ended March 31, 1996 and 1995, and the period from May 7, 1987 (inception) through March 31, 1996 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     Principles of Consolidation -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

     Inventories -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                     March 30,     December 31,
                                       1996            1995
                                    ----------     ------------
               Raw materials        $  469,600      $  813,300
               Work-in-process       1,485,400         893,000
               Finished goods          340,400         458,800
                                    ----------      ----------
               Total                $2,295,400      $2,165,100
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

Property, plant and equipment consists of:
                                                        March 31,      December 31,
                                                          1996             1995
                                                       ------------    ------------
Land, buildings, and leasehold improvements             $ 2,040,800     $ 2,106,500
Equipment, furniture and fixtures                         8,207,200       8,173,500
Accumulated depreciation                                 (4,182,200)     (3,945,700)
                                                       ------------    ------------
Property, plant and equipment, net                      $ 6,065,800     $ 6,334,300
                                                       ============    ============

     Reverse Stock Split -- On April 22, 1996 the stockholders of the company, at the annual meeting of stockholders, approved an amendment to the company's Certificate of Incorporation pursuant to which the number of authorized shares of common stock was reduced from 100,000,000 shares to 50,000,000 shares, and the par value of a share of common stock was increased from $.005 per share to $.01 per share. In connection with that amendment, there was a 1-for-2 reverse split of the common stock, thereby reducing the number of outstanding shares of common stock by 50%. All "share" and "per share" amounts reflected in this report on Form 10Q have been adjusted to reflect the 1-for-2 reverse stock split.


          Long-Term Debt --

Long-term debt consists of:

                                                    March 31,     December 31,
                                                       1996           1996
                                                  ----------------------------
MELF Equipment Loan                                 $   306,000    $   323,600
Mortgage Loan                                           633,100        685,300
Term Loan                                             2,150,000      2,300,000
Convertible Debentures                                8,825,000     16,500,000
                                                  ----------------------------
                                                     11,914,100     19,808,900
Less Current Portion                                    721,600        721,300
                                                  ----------------------------
Long-Term Debt                                      $11,192,500    $19,087,600
                                                  ============================


     During the first quarter of 1996, the investors who purchased the unsecured convertible debentures in the December 1995 private placement, converted $7,945,000 of principal and accrued interest into 776,170 shares of the company's Common Stock (1,552,339 shares before the reverse stock split). As of May 1, 1996 the investors had converted the remaining $8,825,000 into an additional 797,408 shares of the company's Common Stock.



     Additionally, all information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be obtained for the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

     Operations for the three months ended March 31, 1996, consisted primarily of preparations for the launch of Ethyol in the United States with co-promotion partner ALZA Corporation ("ALZA"), ongoing marketing of Hexalen(R) and NeuTrexin(R) in the United States, the preparation of and follow-up activities on regulatory filings for Ethyol(R) in the United States, Canada and Europe, continuing clinical trials and product development of Ethyol, NeuTrexin, Hexalen, AZQ and FddA, and business development activities in the United States and Europe.

     The company received United States Food and Drug Administration approval of it's NDA for Ethyol in December 1995 and the company began co-promotion of the product with co-promotion partner ALZA in April 1996 concurrent with the commercial availability of Ethyol in the U.S. market.

     The company also received regulatory approval for Ethyol in several European countries, and its marketing partner for European territories, Scherico Ltd., an affiliate of Schering-Plough Corporation ("Scherico"), launched Ethyol in Germany and the United Kingdom in the second quarter of 1995, in France in the third quarter of 1995, and plans to begin sales and marketing efforts in other European countries when regulatory approvals and, if necessary, local pricing and reimbursement approvals, are received. Ethyol was approved by Canadian regulatory authorities in late April 1996, where Eli Lilly has marketing rights to the product.

     The company believes that its expenditures for research and development, marketing, capital equipment and facilities will continue to exceed revenues as a result of (i) further clinical trials and regulatory approvals for Ethyol, NeuTrexin and Hexalen, (ii) the marketing of Hexalen, NeuTrexin and Ethyol and marketing preparation for its other drugs, (iii) continuing Ethyol launches in Europe where the company has received regulatory approval and shares initial profits and losses with its marketing partner, Scherico, (iv) expansion of clinical and preclinical testing of drug compounds, including expanded indications for existing drugs and (v) development and enhancement of manufacturing and analytical capabilities.

Results of Operations
Three months ended March 31, 1996

     Product sales increased to $2,962,600 in the first three months of 1996 as compared to $2,200,200 in the prior year period, principally due to the shipment of initial quantities of Ethyol, the company's cytoprotective agent, to ALZA Corporation, the company's U.S. co-promotion partner. Ethyol was made commercially available in the United States in April 1996.

     Net investment income increased to $683,900 in the first quarter of 1996 as compared to $379,400 in the corresponding 1995 period due to increased interest income resulting from the increased portfolio balance. The increased portfolio balance reflects the initial distribution fee received from ALZA as part of the Ethyol U.S. co-promotion agreement and a private placement completed in December 1995.

     Licensing, royalty and other income increased to $180,000 for the three month period ended March 31, 1996 from $62,400 in the prior year period due to increased contract manufacturing and analytical services revenue generated by utilizing available capacity of the company's manufacturing plant located in The Netherlands and its laboratory located in Exton, Pennsylvania.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the three month period ended March 31, 1996, decreased to 30% from 34% in the prior year period due principally to the initial shipment of Ethyol to ALZA noted above. No sales to ALZA occurred in the 1995 period whereas lower margin sales to Scherico, the company's European distributor of Ethyol, accounted for a greater percentage of total sales in the prior year period.

     Selling, general and administrative costs for the first quarter of 1996 increased marginally to $3,291,800 from $3,247,400 in the corresponding 1995 period. The small increase of $44,400 is principally due to the accrual of the company's share of the European first quarter 1996 operating loss of $416,000 related to its agreement with Scherico. This increase is largely offset by reductions in personnel expenses of $220,200, license and patent fees of $116,700 and facility rental expenses of $70,200.

     Research and development costs for the three months ended March 31, 1996 decreased to $2,764,600 from $2,788,600 in the corresponding 1995 period. The decrease is principally due to lower clinical grants of $172,100 reflecting a more focused clinical research program and greater absorption of manufacturing overhead expenses into inventory of $91,900. These were partly offset by increased personnel and consulting expenses of $125,600 and higher travel costs of $69,600.

     Interest expense increased to $329,800 for the first quarter of 1996 from $19,800 in the prior year first quarter due principally to interest payable on the unsecured convertible debentures issued in the December 1995 private placement.

     The net loss for the three months ended March 31, 1996 was $3,433,200 or $0.16 loss per common share as compared to $4,155,900 or $0.20 loss per common share in the 1995 period.


Liquidity and Capital Resources

     From time to time the company may make forward-looking statements concerning anticipated business and/or financial developments. In order that the company may rely on a safe harbor against liability for forward-looking statements made available by the Private Securities Litigation Reform Act of 1995, the company cautions readers that many factors could cause actual results to differ materially from those in any forward-looking statement that the company may make, including the following: The company is dependent on FDA approval before it can commercialize its pharmaceutical products. The approval process is lengthy and it is very difficult to predict with assurance the time required to complete the process or the eventual outcome. Commercial success for the company's products will depend on its ability to enter into arrangements with other entities for marketing the products, and the success of the marketing efforts by such other companies. The company's ability to develop and commercialize new products and to continue its other operations at desired levels depends on the availability of adequate funds, generated either internally or from other sources. Other factors discussed in this report.

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of March 31, 1996, the company's cash and cash equivalents and marketable securities totaled $46,772,700. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first three months of 1996, net cash provided by operations amounted to $1,717,900 principally due to the net effect of factors discussed above under "Results of Operations" and receipt of the final $6 million installment of the initial distribution fee paid by ALZA pursuant to the U.S. Ethyol distribution agreement. Until such time as one or more of the company's currently approved products achieves significant sales or other revenue and currently approved products receive regulatory approval to expanded indications currently under development which result in increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, product development, marketing, and selling and administrative activities. Failure to obtain additional regulatory approvals on products currently in development and to achieve significant sales, will have a material adverse effect on the company. Additionally, the level of future product sales will also depend on several factors, including product acceptance, market penetration, competitive products, the performance of the company's licensees and distributors, and the healthcare system existing in each market where the company's products are or may become commercially available.

     The company's net capital expenditures were $158,800 in the first three months of 1996 and total $9,993,000 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995. A mortgage loan of approximately $680,000 relating to this facility was obtained in May 1994. The purchase price for this facility was $2,250,000 and $2,845,500 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $500,000, are planned in 1996.

     The funds raised in the December 1995 private placement ($19 million, net) and the initial distribution fees from ALZA ($20 million) provided the company with approximately $39 million in working capital, which the company believes will be sufficient to cover operating expenses at current levels for the foreseeable future. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that the company will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the company will have adequate financial resources to commercialize its products when approved or that product sales will be sufficient to cover operating expenses. Although the company will from time to time explore additional sources of financing, there can be no assurance that the company will be successful in obtaining such financing on terms acceptable to the company.

     The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to, its success in generating significant revenues from sales; the performance of its sublicensees and distributors under sublicense and distribution arrangements for sales of its products; the time and cost required to manufacture and market its products; the time and cost required to obtain regulatory approvals, including expanded labelling for its products which are already commercially available; obtaining the rights to additional commercially viable compounds; competitive technological developments; additional governmental-imposed regulation and control; and changes in healthcare systems which affect reimbursement, pricing or availability of drugs and market acceptance of drugs. The above factors may also affect realization of certain assets currently held by the company, principally investments in plant, equipment and inventory.


     In 1995, Scherico, the company's European distributor for its cytoprotective agent, Ethyol, launched Ethyol in several European markets where regulatory approvals have been received. Under the terms of its agreement with Scherico, the company shares in operating profits/losses generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. The company's share of operating losses, generated from the Major Markets was approximately $4.2 million in 1995. The limit on operating losses, if any, attributable to the Major Markets is limited to approximately $1.7 million for 1996 based on an operating plan for 1996. The company paid the 1995 operating loss share ($4.2 million) in April 1996. The company will share in operating profits, if any, generated from sales of Ethyol in the other countries in the European Territories outside the Major Markets in which Ethyol is launched by Scherico, but is not exposed to operating losses, if any, generated in such countries. Profits or losses under the agreement with Scherico are affected by the same uncertainties noted in the preceding paragraphs. The company is hopeful that the commercialization of its drug product Ethyol will be financially successful in Europe. However, no assurance can be given that the company will achieve meaningful revenues under this agreement.

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the distribution fees from ALZA Corporation did bring the company close to a break-even position for calendar 1995. The company's losses may increase as the company continues its commercialization, research and development activities, and such losses may fluctuate from quarter to quarter. There can be no assurance that the company
will ever achieve significant revenues or profitable operations.   For the
period from May 7, 1987 (inception) through March 31, 1996, the company had an accumulated deficit of $108,363,000.

                          PART II - Other Information

Item 1.  Legal Proceedings.
                 Not applicable

Item 2.  Changes in Securities.

     On April 22, 1996 the stockholders of the company, at the annual meeting of stockholders, approved an amendment to the Company's Certificate of Incorporation pursuant to which the number of authorized shares of common stock was reduced from 100,000,000 shares to 50,000,000 shares, and the par value of a share of common stock was increased from $.005 per share to $.01 per share. In connection with that amendment, there was a 1-for-2 reverse split of the common stock, thereby reducing the number of outstanding shares of common stock by 50%.

     Each stock certificate representing outstanding shares of common stock of the company also represents the same number of Rights (to purchase, under certain circumstances, shares of Series A Junior Preferred Stock of the Company) as the number of shares of common stock represented by such stock certificate. Pursuant to the terms of the Rights Agreements governing the Rights, the effect of the 1-for-2 reverse split of the Company's common stock was to increase the number of shares of Series A Junior Preferred Stock of the Company purchasable upon exercise of a Right, should it become exercisable, from one one-hundredth (1/100) of a share of Series A Junior Preferred Stock to two one-hundredths (2/100) of a share of Series A Junior Preferred Stock, and to increase the exercise price of a Right from $15 to $30.

     There are currently outstanding Warrants to purchase shares of common stock of the Company. As a consequence of the 1-for-2 reverse split of the Company's common stock, pursuant to the terms of the Warrant Agreement between the Company and Chemical Mellon Shareholder Services, L.L.C., the warrant agent, dated as of June 6, 1994, the Warrant exercise price and the number of Warrant shares exercisable upon exercise of a Warrant certificate were automatically proportionally adjusted to double the exercise price to purchase one share of common stock from $9.20 per share to $18.40 per share, and to reduce the number of shares purchasable upon exercise of a Warrant by one-half.

     A restated description of the Company's common stock, Rights and Warrants is set forth below as follows:

Common Stock
- ------------

     The Company is authorized to issue 55,000,000 shares, consisting of 50,000,000 shares of Common Stock, $.01 par value (the "Common Stock"), and 5,000,000 shares of Preferred Stock, $.005 par value (the "Preferred Stock").

     The following statements are brief summaries of certain provisions with respect to the Company's capital stock contained in its Certificate of Incorporation and the Delaware General Corporation Law. The following summary is qualified in its entirety by reference thereto.

     Holders of Common Stock are entitled to receive, as, when, and if declared by the Board of Directors, from time to time, such dividends, other distributions in cash, stock or property of the Company out of assets or funds of the Company legally available therefor. In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holders of Common Stock will be entitled to share ratably in its assets remaining after provision for payment of creditors, subject to the rights of any Preferred Stock then outstanding. Holders of Common Stock do not have statutory preemptive rights to purchase additional shares.

     Holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of directors. Shares of Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such shares voting for the election of directors can elect 100% of the directors if they choose to do so and, in such event, the holders of the remaining shares so voting will not be able to elect any directors. Holders of Common Stock do not have any conversion, redemption or preemptive rights. In the event of the dissolution, liquidation or winding up of the Company, holders of Common Stock will be entitled to share ratably, together with any participating preferred shares then outstanding, in any assets remaining after the satisfaction in full of the prior rights of creditors, including holder of Company indebtedness, and the liquidation preference of any preferred shares then outstanding.

Rights to Purchase Series A Junior Preferred Stock
- --------------------------------------------------

     On May 19, 1995, the Board of Directors of the Company declared a dividend of one Preferred Stock Purchase Right (the "Right(s)") for each outstanding share of Common Stock, par value $0.005 per share, of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of a new series of preferred shares of the Company, designated as Series A Junior Preferred Stock ("Preferred Stock"), at a price of $15 per one one-hundredth (1/100) of a share (the "Exercise Price"), subject to certain adjustments. The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 19, 1995 (the "Rights Agreement"), between the Company and Chemical Mellon Shareholder Services L.L.C., as Rights Agent ("Rights Agent").

     Effective the close of business April 22, 1996 the Certificate of Incorporation of the Company was amended to effect a 1-for-2 reverse stock split of the Company's Common Stock. As part of the reverse split the par value of the Common Stock was increased from $.005 per share to $.01 per share. The effect of the 1-for-2 reverse stock split on the Rights was to increase the number of shares of Series A Junior Preferred Stock of the Company purchasable upon exercise of a Right, should it become exercisable, from one one-hundredth (1/100) of a share of Series A Junior Preferred Stock to two one-hundredths (2/100) of a share of Series A Junior Preferred Stock, and to increase the exercise price of a Right from $15 to $30. Initially the Rights were not exercisable, certificates were not sent to stockholders, and the Rights automatically trade with the Common Stock.

     The Rights, unless earlier redeemed by the Board of Directors, will become exercisable upon the close of business on the day (the "Distribution Date") which is the earlier of (i) the tenth day following a public announcement that a person or group of affiliated or associated persons, with certain exceptions set forth below, has acquired beneficial ownership of 15% or more of the outstanding voting stock of the Registrant (an "Acquiring Person") and (ii) the tenth business day (or such later date as may be determined by the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the date of the commencement or announcement of a person's or group's intention to commence a tender or exchange offer the consummation of which would result in the ownership of 30% or more of the Company's outstanding voting stock (even if no shares are actually purchased pursuant to such offer); prior thereto, the Rights would not be exercisable, would not be represented by a separate certificate, and would not be transferable apart from the Company's Common Stock, but will instead be evidenced, with respect to any of the Common Stock certificates outstanding as of May 29, 1995, by such Common Stock certificate with a copy of the Summary of Rights attached thereto. An Acquiring Person does not include (A) the Company,
(B) any subsidiary of the Company, (C) any employee benefit plan or employee stock plan of the Company or of any subsidiary of the Company, or any trust or other entity organized, appointed, established or holding Common Stock for or pursuant to the terms of any such plan or (D) any person or group whose ownership of 15% or more of the shares of voting stock of the Company then outstanding results solely from (i) any action or transaction or transactions approved by the Board of Directors before such person or group became an Acquiring Person or (ii) a reduction in the number of issued and outstanding shares of voting stock of the Company pursuant to a transaction or transactions approved by the Board of Directors (provided that any person or group that does not become an Acquiring Person by reason of clause (i) or (ii) above shall become an Acquiring Person upon acquisition of an additional 1% of the Company's voting stock unless such acquisition of additional voting stock will not result in such person or group becoming an Acquiring Person by reason of such clause (i) or (ii)).

     Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Stock certificates issued after May 29, 1995 will contain a legend incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any of the Company's Common Stock certificates outstanding as of May 29, 1995 with or without a copy of the Summary of Rights attached, will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Registrant's Common Stock as of the close of business on the Distribution Date and such separate certificates alone will evidence the Rights from and after the Distribution Date.

     The Rights are not exercisable until the Distribution Date. The Rights will expire at the close of business on May 19, 2005, unless earlier redeemed by the Company as described below.

     The Preferred Stock is non-redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, subordinate to any other series of the Company's preferred stock. The Preferred Stock may not be issued except upon exercise of Rights. Each share of Preferred Stock will be entitled to receive when, as and if declared, a quarterly dividend in an amount equal to the greater of $1.00 per share and 50 times the cash dividends declared on the Company's Common Stock. In addition, the Preferred Stock is entitled to 50 times any non-cash dividends (other than dividends payable in equity securities) declared on the Common Stock, in like kind. In the event of liquidation, the holders of Preferred Stock will be entitled to receive for each share of Series A Preferred Stock, a liquidation payment in an amount equal to the greater of $1,500 or 50 times the payment made per share of Common Stock. Each share of Preferred Stock will have 50 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 50 times the amount received per share of Common Stock. The rights of Preferred Stock as to dividends, liquidation and voting are protected by anti-dilution provisions.

     The number of shares of Preferred Stock issuable upon exercise of the Rights, and the Exercise Price, are subject to certain adjustments from time to time in the event of a stock dividend on, or a subdivision or combination of, the Common Stock. The Exercise Price for the Rights is subject to adjustment in the event of extraordinary distributions of cash or other property to holders of Common Stock.

     Unless the Rights are earlier redeemed or the transaction is approved by the Board of Directors and the Continuing Directors (as defined in the Rights Agreement), in the event that, after the time that the Rights become exercisable, the Company were to be acquired in a merger or other business combination (in which any shares of the Company's Common Stock are changed into or exchanged for other securities or assets) or more than 50% of the assets or earning power of the Company and its subsidiaries (taken as a whole) were to be sold or transferred in one or a series of related transactions, the Rights Agreement provides that proper provision will be made so that each holder of record of a Right will from and after such date have the right to receive, upon payment of the Exercise Price, that number of shares of common stock of the acquiring Company having a market value at the time of such transaction equal to two times the Exercise Price. In addition, unless the Rights are earlier redeemed, if a person or group (with certain exceptions) becomes the beneficial owner of 15% or more of the Company's voting stock (other than pursuant to a tender or exchange offer (a "Qualifying Tender Offer") for all outstanding shares of Common Stock that is approved by the Board of Directors, after taking into account the long-term value of the Company and all other factors they consider relevant in the circumstances), the Rights Agreement provides that proper provision will be made so that each holder of record of a Right, other than the Acquiring Person (whose Rights will thereupon become null and void), will thereafter have the right to receive, upon payment of the Exercise Price, that number of shares of the Company's Preferred Stock having a market value at the time of the transaction equal to two times the Exercise Price (such market value to be determined with reference to the market value of the Company's Common Stock as provided in the Rights Agreement).

     Fractions of shares of Preferred Stock (other than fractions that are integral multiples of one one-hundredth (1/100) of a share) may, at the election of the Company, be evidenced by depositary receipts. The Company's may also issue cash in lieu of fractional shares which are not integral multiples of one one-hundredth (1/100) of a share.

     At any time on or prior to the close of business on the tenth day after the time that a person has become an Acquiring Person (or such later date as a majority of the Board of Directors and a majority of the Continuing Directors may determine), the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right ("Redemption Price"). The Rights may be redeemed after the time that any Person has become an Acquiring Person only if approved by a majority of the Continuing Directors. Immediately upon the effective time of the action of the Board of Directors of the Company authorizing redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of the Rights will be to receive the Redemption Price.

     For as long as the Rights are then redeemable, the Company may, except with respect to the redemption price or date of expiration of the Rights, amend the Rights in any manner, including an amendment to extend the time period in which the Rights may be redeemed. At any time when the Rights are not then redeemable, the Company may amend the Rights in any manner that does not materially adversely affect the interests of holders of the Rights as such. Amendments to the Rights Agreement from and after the time that any Person becomes an Acquiring Person requires the approval of a majority of the Continuing Directors (as provided in the Rights Agreement).

     Until a Right is exercised, the holder, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board since they may be redeemed by the Company at $.001 per Right at any time until the close of business on the tenth day (or such later date as described above) after a person or group has obtained beneficial ownership of 15% or more of the voting stock.

     The form of Rights Agreement between the Company and Chemical Mellon Shareholder Services, L.L.C., as rights agent, specifying the terms of the Rights, which includes as Exhibit A the form of Summary of Rights to Purchase Series A Junior Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock are incorporated herein by reference to the Company's Current Report on Form 8-K dated June 7, 1995. The foregoing description of the Rights is qualified by reference to such exhibits.

Warrants to Purchase Common Stock
- ---------------------------------

     On April 24, 1995 the Company issued 1,096,634 Warrants (the "Warrants") to purchase the Company's Common Stock pursuant to the provisions of a Warrant Agreement dated as of June 6, 1994 between the Company and Chemical Mellon Shareholder Services, L.L.C. as Warrant Agent. After adjustment to reflect the 1-for-2 reverse split of the Company's Common Stock effective the close of business April 22, 1996, each two Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $18.40 per share (the "Exercise Price").

     Warrants may be exercised at any time after April 24, 1995 and before 5:00 p.m., New York City time on April 24, 1998. The holder of Warrants may exercise them by surrendering them, together with payment of the Exercise Price, at the office of the Warrant Agent. No holder of Warrants will be entitled to receive any dividends paid on the Common Stock prior to the exercise of the Warrants and, upon the exercise of some or all of the Warrants, a Warrant holder will only be entitled to receive dividends paid on the shares of Common Stock issuable to such holder prior to the record date for such dividends.

     The Warrants contain customary terms and include customary anti-dilution provisions, including (i) adjustments for changes in capital stock of the Company (i.e., if the Company: (1) pays a dividend or makes a distribution on its Common Stock in shares of its Common Stock; (2) subdivides its outstanding shares of Common Stock into a greater number of shares; (3) combines its outstanding shares of Common Stock into a smaller number of shares; (4) makes a distribution on its Common Stock in shares of its capital stock other than Common Stock; or (5) issues by reclassification of its Common Stock any shares of its capital stock; (ii) adjustments for any issuance by the Company of certain rights (i.e., If the Company distributes any rights, options or warrants to all holders of its Common Stock entitling them for a period expiring within 60 days after the record date to purchase shares of Common Stock at a price per share less than the current market price per share on that record date); and
(iii) adjustments for certain other distributions (i.e., if the Company distributes to all holders of its Common Stock any of its assets, debt securities, preferred stock, or any rights or warrants to purchase debt securities, preferred stock, or other securities of the Company).

     No adjustment in the Exercise Price need be made unless the adjustment would require an increase or decrease of at least 1% in the Exercise Price. Any adjustments that are not made shall be carried forward and taken into account in any subsequent adjustment.

     If the Company consolidates or merges with or into, or transfers or leases all or substantially all its assets to, any person, upon consummation of such transaction the Warrants shall automatically become exercisable for the kind and amount of securities, cash, or other assets which the holder of a Warrant would have owned immediately after the consolidation, merger, transfer or lease if the holder had exercised the Warrant immediately before the effective date of the transaction. Whether or not the Warrants are then exercisable, concurrently with the consummation of such transaction, the corporation formed by or surviving any such consolidation or merger if other than the Company, or the person to which such sale or conveyance shall have been made, shall enter into a supplemental Warrant Agreement so providing and further providing for adjustments in accordance with the Warrant Agreement to the maximum extent possible.

     The form of Warrant Agreement between the Company and the Warrant Agent is incorporated herein by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 11, 1995, to which the Warrant Agreement constitutes Exhibit 10. The foregoing description of the Warrants is qualified by reference to such exhibit.

General
- -------

     Shares of Preferred Stock may be issued from time to time at the discretion of the Board of Directors without stockholder approval. The Board of Directors is authorized to issue such shares in different series and to fix all of the rights, preferences and qualifications of each such series (including voting rights). Preferred Stock with voting rights and/or conversion rights could dilute the voting power and/or equity of the holders of the Common Stock. Also, the holders of Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of Common Stock.

     Generally, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless
(i) prior
to the date such stockholder became an interested stockholder, the transaction was approved by the board of directors of the corporation, (ii) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the outstanding voting stock, or (iii) on or after the date such stockholder became an interested stockholder the business combination is approved by the board and by the affirmative vote of holders of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. A "business combination" includes mergers, certain asset sales and certain other transactions involving the issuance of stock or otherwise increasing the interested stockholder's proportionate ownership of the corporation or the receipt by the interested stockholder of certain financial benefits. An "interested stockholder" is a person who together with affiliates and associates owns (or within three years, did own) 15% or more of the corporation's voting stock.

     The Common Stock and the Warrants are presently listed on the American Stock Exchange.

     Chemical Mellon Shareholder Services, L.L.C. is the transfer agent and registrar for the Common Stock and for the Warrants.

Item 3.  Defaults Upon Senior Securities.
          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On April 22, 1996 the company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of the eight members of the company's Board of Directors. The vote "FOR" and "WITHHELD" for each candidate was as follows:

                        Number of Votes     Number of Votes
Name of Nominee           FOR Nominee    WITHHELD from Nominee
- --------------------------------------------------------------

Robert L. Capizzi            37,693,719                469,075
Paul Calabresi               37,689,852                472,942
Robert I. Kriebel            37,695,158                467,636
Douglas J. MacMaster         37,676,537                486,257
Allen Misher                 37,688,852                473,942
Philip S. Schein             37,660,884                501,910
Jonah Shacknai               37,675,274                487,520
Betsey Wright                37,664,570                498,224

     At the meeting the stockholders also voted on a proposed amendment to Article Four of the company's Certificate of Incorporation to effect a reverse stock split in which each two shares Common Stock of the company, par value $.005 per share, whether issued and outstanding or held in treasury, will be reclassified and changed into one share of new Common Stock of the company, par value $.01 per share. The amendment was passed by the stockholders and reduces the number of authorized shares of Common Stock from 100 million to 50 million shares and increases the par value of the Common Stock from $.005 per share to $.01 per share. The votes "FOR", "AGAINST" and "ABSTAIN" as well as the "THE BROKER NO VOTES" were as follows:

 VOTES FOR    VOTES AGAINST  ABSTAIN  BROKER NO VOTES
- ------------  -------------  -------  ---------------
 35,798,617     1,928,747    304,357      131,073

Item 5.  Other Information.
                Not applicable.

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



                                         U.S. BIOSCIENCE, INC.



Date:  May 13, 1996           By:    /s/ Robert I. Kriebel
                                    -------------------------------
                                    Robert I. Kriebel
                                           Senior Vice President
                                           Finance and Administration