Form 10-Q
period 1996-06-30
U S BIOSCIENCE INC
filed 1996-08-14
CIK 847562

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                                OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to


Commission file number                   1-10392
                      ---------------------------------------------------------

                                  U.S. Bioscience, Inc.
- -------------------------------------------------------------------------------
              (Exact name of Registrant as specified on its charter)

           Delaware                                          23-2460100
- ---------------------------------                  ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)




     One Tower Bridge, One Hundred Front St., West Conshohocken, PA  19428
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


As of August 9, 1996, there were 22,781,900 shares of common stock outstanding.

                                                     Page 1 of 16 sequentially
                                                     numbered pages

                             U.S. BIOSCIENCE, INC.

                                     INDEX

                                                                  Page
Part I - Financial Information                                    ----


     Item 1.  Financial Statements


        Consolidated Balance Sheets                                3

        Consolidated Statements of Operations                      4

        Consolidated Statements of Cash Flows                      5

        Consolidated Statement of Changes in Stockholders' Equity  6

        Notes to Consolidated Financial Statements                 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations        9


Part II - Other Information


     Item 2.  Changes in Securities                               14

     Item 4.  Submission of Matters to a Vote of Securities       14
              Holders

     Item 6.  Exhibits and Reports on Form 8-K                    15

                             U.S. BIOSCIENCE, INC.
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30, 1996             DECEMBER 31, 1995
                                                                                        -------------             -----------------
                                                                                          (UNAUDITED)
                                                              ASSETS
Current assets:
  Cash and cash equivalents                                                            $   34,720,200               $   41,618,800
  Investments                                                                               6,856,500                    3,977,400
  Accounts receivable, net                                                                    917,800                      802,500
  Interest receivable                                                                         128,200                       60,000
  Inventories                                                                               2,552,700                    2,165,100
  Other                                                                                     1,538,100                    6,922,200
                                                                                       ---------------              ---------------
       Total current assets                                                                46,713,500                   55,546,000

  Property, plant and equipment at cost, less accumulated depreciation                      5,773,700                    6,334,300
                                                                                       ---------------              ---------------
       Total assets                                                                    $   52,487,200               $   61,880,300
                                                                                       ===============              ===============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related payroll taxes payable                               $    1,702,100               $    1,937,600
  Accrued clinical grants payable                                                             973,500                      716,300
  Accrued product manufacturing costs payable                                                 299,000                      384,300
  Accrued  marketing costs payable                                                            353,300                      125,900
  Accrued professional fees payable                                                           358,800                      393,200
  Line of Credit                                                                              634,600                      676,000
  Current Maturities of long-term debt                                                        718,900                      721,300
  Accounts payable and other accrued liabilities                                            4,142,200                    8,014,400
                                                                                       ---------------              ---------------
       Total current liabilities                                                            9,182,400                   12,969,000

Long-term liabilities:
  Long-term debt, net of current maturities                                                 2,212,600                    2,587,600
  Convertible Debentures                                                                           --                   16,500,000
  Other long-term liabilities                                                               1,193,900                    1,035,800
                                                                                       ---------------              ---------------
       Total long-term liabilities                                                          3,406,500                   20,123,400
                                                                                       ---------------              ---------------
       Total liabilities                                                                   12,588,900                   33,092,400

Stockholders' equity:
  Preferred stock, $.005 par value-5,000,000 shares authorized;
    none issued                                                                                    --                           --
  Common stock, $.01 par value-50,000,000 shares authorized; 22,778,400 shares issued and outstanding at June 30, 1996, and 21,046,900 shares
    issued and outstanding at December 31, 1995                                               227,800                      210,500
Additional paid-in capital                                                                150,735,300                  133,157,700
Deficit accumulated during the development stage                                         (111,154,200)                (104,929,800)
Foreign currency translation adjustment                                                        89,400                      349,500
                                                                                       ---------------              ---------------
       Total stockholders' equity                                                          39,898,300                   28,787,900
                                                                                       ---------------              ---------------
       Total liabilities and stockholders' equity                                      $   52,487,200                $  61,880,300
                                                                                       ===============              ===============


                            See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    ------------------                  ----------------          PERIOD MAY 7, 1987
                                                          JUNE 30,                           JUNE 30,                (INCEPTION)
                                                          --------                           --------                  THROUGH
                                                   1996            1995               1996             1995         JUNE 30, 1996
                                                   ----            ----               ----             ----         -------------
Revenues:
   Net sales                                 $   3,682,600    $   2,160,100      $   6,645,200    $   4,360,300    $  31,798,400
   Net investment income                           579,400          290,400          1,263,300          669,800       26,313,300
   Licensing, royalty and other income             582,600        1,161,500            762,600        1,223,900       26,501,900
                                             --------------   --------------     --------------   --------------   --------------
                                                 4,644,600        3,612,000          8,671,100        6,254,000       84,613,600

Expenses:
   Cost of sales                                   822,500          448,800          1,696,000        1,190,900        8,222,400
   Selling, general and administrative costs     3,660,400        2,639,100          6,952,200        5,886,500       84,602,200
   Research and development costs                3,053,300        2,977,600          5,817,900        5,766,200       90,981,000
   Provision for litigation                             --               --                 --               --       10,165,000
   Interest expense                                 99,600           20,500            429,400           40,300        1,797,200
                                             --------------   --------------     --------------   --------------   --------------
                                                 7,635,800        6,086,000         14,895,500       12,883,900      195,767,800

                                             --------------   --------------     --------------   --------------   --------------
Net loss                                     $  (2,791,200)   $ ( 2,474,000)     $  (6,224,400)   $  (6,629,900)   $(111,154,200)
                                             ==============   ==============     ==============   ==============   ==============

Net loss per common share                    $       (0.12)   $       (0.12)     $       (0.28)   $       (0.33)
                                             ==============   ==============     ==============   ==============
Weighted average number of common
   shares outstanding                           22,553,600       20,388,000         21,983,300       20,386,700
                                             ==============   ==============     ==============   ==============


                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30, 1996        PERIOD MAY 7, 1987
                                                                       ------------------------------            (INCEPTION)
                                                                                                                   THROUGH
                                                                           1996                 1995             JUNE 30, 1996
                                                                       -------------       -------------         -------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
    Net loss                                                           $ (6,224,400)       $ (6,629,900)       $   (111,154,200)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation                                                        560,300             569,500               4,558,500
        Compensation element of stock option grants                              --                  --               5,303,400
        Loss (gain) on investments                                           (4,500)              8,200                 134,900
        Amortization of debenture interest                                  154,300                  --                 198,700
        Change in accounts receivable                                      (115,300)           (109,100)               (917,600)
        Change in interest receivable                                       (68,200)             39,000                (128,200)
        Change in inventories                                              (434,600)           (848,900)             (2,609,900)
        Change in other current assets                                    5,367,400            (100,700)             (1,517,700)
        Change in current liabilities                                    (3,695,600)         (1,110,700)              7,768,700
        Provision for litigation                                                 --             (36,800)             10,000,000
        Change in other long-term liabilities                               158,100              40,300               1,193,800
                                                                       -------------       -------------       -----------------
            Total adjustments                                             1,921,900          (1,549,200)             23,984,600
                                                                       -------------       -------------       -----------------
            Net cash provided by (used in) operating activities          (4,302,500)         (8,179,100)            (87,169,600)

Cash flows provided by (used in) investing activities:
        Proceeds from investments matured and sold                       27,517,800           9,767,400           3,141,921,900
        Purchase of investments                                         (30,392,400)         (2,020,900)         (3,148,908,400)
        Purchase of property, plant and equipment                          (302,800)           (309,900)            (10,137,000)
                                                                       -------------       -------------       -----------------
            Net cash provided by (used in) investing activities          (3,177,400)          7,436,600             (17,123,500)

Cash flows provided by (used in) financing activities:
        Proceeds from issuance of common stock and private placement
          of securities                                                     187,500                  --             128,491,800
        Proceeds from exercise of stock options                             753,200              83,100               6,969,400
        Proceeds from loan                                                       --           1,502,600               3,219,100
        Proceeds from line of credit                                             --                  --                 676,000
        Repayment of long-term debt                                        (337,000)                 --                (551,700)
                                                                       -------------       -------------       -----------------
            Net cash provided by (used in) financing activities             603,700           1,585,700             138,804,600

Foreign currency translation adjustment                                     (22,400)           (559,600)                208,700
                                                                       -------------       -------------       -----------------
Net increase (decrease) in cash and cash equivalents                     (6,898,600)            283,600              34,720,200
Cash and cash equivalents-beginning of period                            41,618,800          11,681,900                      --
                                                                       -------------       -------------       -----------------
Cash and cash equivalents-end of period                                $ 34,720,200        $ 11,965,500      $       34,720,200
                                                                       =============       =============       =================
Supplemental cash flow disclosure:
            Interest paid to affiliate                                                               --      $        1,005,800

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH JUNE 30, 1996

                                                                    COMMON STOCK                        CLASS B STOCK
                                                                    ------------                        -------------
                                                               NUMBER OF                          NUMBER OF
                                                                SHARES              AMOUNT         SHARES             AMOUNT
                                                            ---------------     ------------   ---------------     ------------
Issuance of shares for initial cash contribution
  of capital ($.005 per share of common stock
  and $.005 per share of Class B stock)                          9,000,000      $    45,000            500,000     $     5,000
    Net loss for the period May 7, 1987 (inception)
       through December 31, 1987                                        --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1987                                     9,000,000           45,000            500,000           5,000
  Net loss for the year ended December 31, 1988                         --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1988                                     9,000,000           45,000            500,000           5,000
  Proceeds from exercise of stock options                            2,500               --                 --              --
  Compensation related to stock options                                 --               --                 --              --
  Issuance of shares ($6.00 per share, less costs)               2,500,000           12,500                 --              --
  Conversion of class B stock to common stock                    1,000,000            5,000           (500,000)         (5,000)
  Net loss for the year ended December 31, 1989                         --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1989                                    12,502,500           62,500                 --              --
  Proceeds from exercise of stock options                          285,800            1,400                 --              --
  Compensation related to stock options                                 --               --                 --              --
  Issuance of shares ($9.00 per share, less costs)               4,025,000           20,200                 --              --
  Net loss for the year ended December 31, 1990                         --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1990                                    16,813,300           84,100                 --              --
  Proceeds from exercise of stock options                          500,700            2,500                 --              --
  Compensation related to stock options                                 --               --                 --              --
  Issuance of shares ($28.50 per share, less costs)              2,300,000           11,500                 --              --
  Issuance of shares for a 2 for 1 stock dividend               19,614,000           98,000                 --              --
  Net loss for the year ended December 31, 1991                         --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1991                                    39,228,000          196,100                 --              --
  Proceeds from exercise of stock options                          264,400            1,400                 --              --
  Compensation related to stock options                                 --               --                 --              --
  Net loss for the year ended December 31, 1992                         --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1992                                    39,492,400          197,500                 --              --
  Proceeds from exercise of stock options                          106,500              500                 --              --
  Compensation related to stock options                                 --               --                 --              --
  Net loss for the year ended December 31, 1993                         --               --                 --              --
  Foreign currency translation adjustment                               --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1993                                    39,598,900          198,000                 --              --
  Proceeds from exercise of stock options                           75,300              400                 --              --
  Class Action Settlement                                        1,096,600            5,500                 --              --
  Compensation related to stock options                                 --               --                 --              --
  Net loss for the year ended December 31, 1994                         --               --                 --              --
  Foreign currency translation adjustment                               --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1994                                    40,770,800          203,900                 --              --
  Proceeds from exercise of stock options                          202,900            1,000                 --              --
  Class Action Settlement                                               --               --                 --              --
  Proceeds from private placement of securities                  1,120,100            5,600                 --              --
  Net loss for the year ended December 31, 1995                         --               --                 --              --
  Foreign currency translation adjustment                               --               --                 --              --
                                                            ---------------     ------------    ---------------    ------------
Balance at December 31, 1995                                    42,093,800          210,500                 --              --
  Proceeds from exercise of stock options                          251,200            1,500                 --              --
  Conversion of debentures                                       2,655,000           15,800                 --              --
  Net loss for the six months ended  June  30, 1996                     --               --                 --              --
  Foreign currency translation adjustment                               --               --                 --              --
  Conversion of shares to reflect the 1 for 2 reverse
  stock split effective April 22, 1996                         (22,221,600)              --                 --              --

Balance at June 30, 1996 (Unaudited)                            22,778,400      $   227,800                 --              --
                                                            ===============     ============    ===============    ============


                                                                                                                          TOTAL
                                                               ADDITIONAL           ACCUM-                               STOCK-
                                                                PAID-IN             ULATED               OTHER          HOLDERS'
                                                                CAPITAL             DEFICIT             EQUITY           EQUITY
                                                            ---------------     ---------------     -----------     ---------------
Issuance of shares for initial cash contribution
  of capital ($.005 per share of common stock
  and $.005 per share of Class B stock)                     $     1,000,000     $           --      $       --      $    1,050,000
    Net loss for the period May 7, 1987 (inception)
       through December 31, 1987                                         --         (1,030,500)             --          (1,030,500)
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1987                                      1,000,000         (1,030,500)             --              19,500
  Net loss for the year ended December 31, 1988                          --         (1,556,800)             --          (1,556,800)
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1988                                      1,000,000         (2,587,300)             --          (1,537,300)
  Proceeds from exercise of stock options                               400                 --              --                 400
  Compensation related to stock options                             305,900                 --              --             305,900
  Issuance of shares ($6.00 per share, less costs)               14,061,400                 --              --          14,073,900
  Conversion of class B stock to common stock                            --                 --              --                  --
  Net loss for the year ended December 31, 1989                          --         (5,743,300)             --          (5,743,300)
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1989                                     15,367,700         (8,330,600)             --           7,099,600
  Proceeds from exercise of stock options                           143,500                 --              --             144,900
  Compensation related to stock options                             269,000                 --              --             269,000
  Issuance of shares ($9.00 per share, less costs)               33,009,700                 --              --          33,029,900
  Net loss for the year ended December 31, 1990                          --         (4,924,900)             --          (4,924,900)
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1990                                     48,789,900        (13,255,500)             --          35,618,500
  Proceeds from exercise of stock options                         3,349,600                 --              --           3,352,100
  Compensation related to stock options                           1,038,900                 --              --           1,038,900
  Issuance of shares ($28.50 per share, less costs)              61,444,300                 --              --          61,455,800
  Issuance of shares for a 2 for 1 stock dividend                   (98,000)                --              --                  --
  Net loss for the year ended December 31, 1991                          --         (6,540,100)             --          (6,540,100)
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1991                                    114,524,700        (19,795,600)             --          94,925,200
  Proceeds from exercise of stock options                         1,336,400                 --              --           1,337,800
  Compensation related to stock options                           1,452,400                 --              --           1,452,400
  Net loss for the year ended December 31, 1992                          --        (20,225,800)             --         (20,225,800)
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1992                                    117,313,500        (40,021,400)             --          77,489,600
  Proceeds from exercise of stock options                           614,300                 --              --             614,800
  Compensation related to stock options                             906,900                 --              --             906,900
  Net loss for the year ended December 31, 1993                          --        (40,629,600)             --         (40,629,600)
  Foreign currency translation adjustment                                --                 --        (291,800)           (291,800)
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1993                                    118,834,700        (80,651,000)       (291,800)         38,089,900
  Proceeds from exercise of stock options                           404,900                 --              --             405,300
  Class Action Settlement                                         7,753,200                 --                           7,758,700
  Compensation related to stock options                           1,330,300                 --              --           1,330,300
  Net loss for the year ended December 31, 1994                          --        (24,041,000)             --         (24,041,000)
  Foreign currency translation adjustment                                --                 --         395,700             395,700
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1994                                    128,323,100       (104,692,000)        103,900          23,938,900
  Proceeds from exercise of stock options                           359,900                 --              --             360,900
  Class Action Settlement                                         2,241,200                 --              --           2,241,200
  Proceeds from private placement of securities                   2,233,500                 --              --           2,239,100
  Net loss for the year ended December 31, 1995                          --           (237,800)             --            (237,800)
  Foreign currency translation adjustment                                --                 --         245,600             245,600
                                                             ---------------     --------------     -----------     ---------------
Balance at December 31, 1995                                    133,157,700       (104,929,800)        349,500          28,787,900
  Proceeds from exercise of stock options                           751,700                 --              --             753,200
  Conversion of debentures                                       16,825,900                 --              --          16,841,700
  Net loss for the six months ended  June  30, 1996                      --         (6,224,400)             --          (6,224,400)
  Foreign currency translation adjustment                                --                 --        (260,100)           (260,100)
  Conversion of shares to reflect the 1 for 2 reverse
  stock split effective April 22, 1996                                   --                 --              --                  --
                                                             ---------------     --------------     -----------     ---------------
Balance at June 30, 1996 (Unaudited)                         $  150,735,300      $(111,154,200)     $   89,400      $   39,898,300
                                                             ===============     ==============     ===========     ===============


                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through June 30, 1996, the company's revenues have been derived principally from product sales of Hexalen(R), NeuTrexin(R) and Ethyol(R), licensing fees for rights to develop and market certain products principally in the United States, and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Unaudited information -- The financial information for the three and six month periods ended June 30, 1996 and 1995, and the period from May 7, 1987 (inception) through June 30, 1996 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     Principles of Consolidation -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

     Inventories -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                         June 30,   December 31,
                                           1996         1995
                                        ----------  ------------
                     Raw materials      $  861,500    $  813,300
                     Work-in-process     1,386,100       893,000
                     Finished goods        305,100       458,800
                                        ----------    ----------
                     Total              $2,552,700    $2,165,100
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


Property, plant and equipment consist of:
                                                      June 30,     December 31,
                                                        1996           1995
                                                   -------------   ------------
       Land, buildings, and leasehold improvements   $ 1,971,700    $ 2,106,500
       Equipment, furniture and fixtures               8,238,000      8,173,500
       Accumulated depreciation                       (4,436,000)    (3,945,700)
                                                    ------------    -----------
       Property, plant and equipment, net            $ 5,773,700    $ 6,334,300
                                                   =============    ===========

     Reverse Stock Split -- On April 22, 1996 the stockholders of the company, at the annual meeting of stockholders, approved an amendment to the company's Certificate of Incorporation pursuant to which the number of authorized shares of common stock was reduced from 100,000,000 shares to 50,000,000 shares, and the par value of a share of common stock was increased from $.005 per share to $.01 per share. In connection with that amendment, there was a 1-for-2 reverse split of the common stock, thereby reducing the number of outstanding shares of common stock by 50%. All "share" and "per share" amounts reflected in this report on Form 10-Q have been adjusted to reflect the 1-for-2 reverse stock split.

     Long-Term Debt -- Long-term debt consists of:


                                                      June 30,     December 31,
                                                        1996          1995
                                                    -----------   ------------
MELF Equipment Loan                                  $  288,300   $   323,600
Mortgage Loan                                           619,700       685,300
Term Loan                                             2,000,000     2,300,000
Convertible Debentures                                        0    16,500,000
Capital  Lease Obligations                               23,500             0
                                                     ----------   -----------
                                                      2,931,500    19,808,900
Less Current Portion                                    718,900       721,300
                                                     ----------   -----------
Long-Term Debt                                       $2,212,600   $19,087,600
                                                     ==========   ===========


     During the first half of 1996, the investors who purchased the unsecured convertible debentures in the December 1995 private placement, converted the entire $16,500,000 of principal and accrued interest into 1,577,366 shares of the company's Common Stock.

     Additionally, all information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1995 and in the company's quarterly report on Form 10-Q for the interim period ended March 31, 1996. Operating results for the three and six month interim periods ended June 30, 1996 are not necessarily indicative of the results that may be obtained for any other interim period or the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

     This report on Form 10-Q contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, the ability of the company and its collaborative partners to efficiently market, manufacture and sell the company's products, the availability of adequate funds for the company's operations, the ability of the company to obtain timely regulatory approvals to market its potential products in the United States and other major markets, the ability of the company to obtain rights to new compounds for commercial development, policies relating to product pricing and reimbursement levels in the markets where the company's products are or may be commercialized, technological change and competition, the product liability risks associated with being the manufacturer or seller of pharmaceutical products, and the company's reliance on its key personnel and collaborative partners.

     Operations for the six months ended June 30, 1996, consisted primarily of preparations for and the launch of Ethyol in the United States with co-promotion partner ALZA Corporation ("ALZA"), ongoing marketing of Hexalen(R) and NeuTrexin(R) in the United States, the preparation of and follow-up activities on regulatory filings for Ethyol(R) in the United States, Canada and Europe, continuing clinical trials and product development of Ethyol, NeuTrexin, Hexalen, AZQ and FddA, and business development activities in the United States, Europe and Japan.

     The company received FDA approval of it's New Drug Application ("NDA") for Ethyol in December 1995 and the company began co-promotion of the product with co-promotion partner ALZA in April 1996 concurrent with the commercial availability of Ethyol in the U.S. market.

     The company has also received regulatory approval for Ethyol in several European countries, and received approval to expand the labelled indication in July 1996. The company's marketing partner for European territories, Scherico Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation, launched Ethyol in Germany, the United Kingdom, France, Austria, Belgium, Portugal, Sweden, Switzerland and The Netherlands, and plans to begin sales and marketing efforts in other European countries when regulatory approvals and, if necessary, local pricing and reimbursement approvals, are received. Ethyol was approved by Canadian regulatory authorities in late April 1996, where Eli Lilly has marketing rights to the product and plans to launch Ethyol in the third quarter of 1996.

     The company believes that its expenditures for research and development, marketing and administration, capital equipment and facilities will continue to exceed revenues as a result of (i) further clinical trials and the pursuit of regulatory approvals for Ethyol, NeuTrexin and Hexalen, (ii) the marketing of Hexalen, NeuTrexin and Ethyol and marketing preparation for its other drugs,
(iii) expansion of clinical and preclinical testing of drug compounds, including expanded indications for existing drugs and (iv) development and enhancement of manufacturing and analytical capabilities.

Results of Operations
Three months ended June 30, 1996

     Product sales increased 70% to $3,682,600 in the three months ended June 30, 1996 as compared to $2,160,100 in the prior year period, principally due to the shipment of Ethyol, the company's cytoprotective agent, to ALZA Corporation, the company's U.S. co-promotion partner, in preparation for the launch of Ethyol in the United States in April 1996.

     Net investment income increased to $579,400 in the second quarter of 1996 as compared to $290,400 in the corresponding 1995 period due to increased interest income resulting from the increased portfolio balance. The increased portfolio balance reflects the initial distribution fee received from ALZA as part of a U.S. co-promotion agreement for Ethyol and a private placement completed in December 1995.

     Licensing, royalty and other income declined to $582,600 for the three month period ended June 30, 1996 from $1,161,500 in the prior year , primarily due to the receipt in the 1995 period of a one-time $710,000 payment from an affiliate of Eli Lilly and Company for product distribution rights in Canada.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased with the increase in sales. As a percentage of sales, cost of sales in the three month period ended June 30, 1996, increased slightly to 22% from 21% in the prior year period.

     Selling, general and administrative costs for the second quarter of 1996 increased to $3,660,400 from $2,639,100 in the corresponding 1995 period. The increase is principally due to the accrual of the company's share of the European second quarter 1996 operating loss of $476,000 under its agreement with Scherico, higher personnel costs of $281,200 and travel expenses of $56,970 reflecting the enlarged U.S. sales force and increased corporate expenditures of $179,900 in connection with the company's annual report and the reverse stock split.

     Research and development costs increased marginally, to $3,053,300 for the three months ended June 30, 1996 from $2,977,600 for the same period of the prior year. The $75,700 increase is principally attributable to increased clinical grants reflecting patient enrollment in the company's Phase III clinical trials for NeuTrexin in colorectal cancer and for Ethyol used in radiation therapy.

     Interest expense increased to $99,600 for the second quarter of 1996 from $20,500 in the prior year second quarter due principally to interest payable on the unsecured convertible debentures issued in the December 1995 private placement, which were subsequently converted to equity during the period.

     The net loss for the three months ended June 30, 1996 was $2,791,200 or $0.12 loss per common share as compared to $2,474,000 or $0.12 loss per common share in the 1995 period.


Six months ended June 30, 1996

     Product sales revenue increased 52% to $6,645,200 for the six month period ended June 30, 1996 as compared to the prior year period. The $2,284,900 increase is attributed to the sales of Ethyol to ALZA in preparation for the launch of Ethyol by ALZA in the United States in April of this year.

     Net investment income increased to $1,263,300 in the first half of 1996 as compared to $669,800 in the first half of 1995 due to increased interest income resulting from the higher portfolio balance. The higher balance reflects the initial distribution fee received from ALZA as part of the Ethyol U.S. co-promotion agreement and the December 1995 private placement.

     Licensing, royalty and other income declined to $762,600 for the six month period ended June 30, 1996 from $1,223,900 in the prior year. The $461,300 decline principally reflects the 1995 period receipt of a one-time payment from an affiliate of Eli Lilly and Company for product distribution rights in Canada.

     Cost of sales increased, in dollar terms, due to the increase in sales. As a percentage of product sales, cost of sales marginally decreased to 26% of sales as compared to 27% in the prior year period. The decrease is attributed to the initial sales of Ethyol to ALZA in the first half of 1996.

     Selling, general and administrative costs increased to $6,952,200 in the first six months of 1996 as compared to $5,886,500 in the prior year period. The increase is principally due to the accrual of $892,000 reflective of the company's estimated share of the operating losses incurred under the company's distribution agreement for Ethyol in Europe with Scherico. In addition, $428,300 in additional costs were incurred relative to the company's enlarged U.S. sales force. These increases were partly offset by lower administration and marketing personnel costs of $245,000 and reduced facility and depreciation expense $207,400 reflective of the internal restructuring undertaken in early 1995.

     Research and development expenditures increased by $51,700 during the first half of 1996 from $5,766,200 in the first of 1995 to $5,817,900 in the 1996 period. The small increase is due to the net effect of an increase in personnel costs of $226,200, preclinical expenses for FddA of $128,000 and an increase in travel expenditures of $107,500, mostly offset by reductions in consulting expenses of $128,000, process development expense of $127,400, stability testing costs of $80,400 and regulatory fees of $84,400.

     Interest expense increased to $429,400 for the first six months of 1996 as compared to $40,300 in the prior year period. The increase is attributed to the interest payable on $16.5 million in convertible debentures issued as part of the December 1995 private placement which have subsequently been converted to equity.

     The net loss for the first six months of 1996 was $6,224,400 or $0.28 per common share. This compares to a net loss of $6,629,900 or $0.33 per common share in the 1995 period.

Liquidity and Capital Resources

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of June 30, 1996, the company's cash and cash equivalents and marketable securities totaled $41,576,700. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first six months of 1996, net cash used by operations amounted to $4,302,500 principally due to the net effect of the factors discussed above under "Results of Operations", the receipt of the final $6 million installment of the initial distribution fee paid by ALZA pursuant to the U.S. Ethyol distribution agreement, and the payment to Scherico of $4.2 million for the company's share of Ethyol European launch expenses through December 1995. Until such time as one or more of the company's currently approved products achieves significant sales or other revenue and such products receive regulatory approval to expanded indications currently under development which result in increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, product development, marketing, and selling and administrative activities. Failure to obtain additional regulatory approvals on products currently in development and to achieve significant sales, will have a material adverse effect on the company. Additionally, the level of future product sales will also depend on several factors, including product acceptance, market penetration, competitive products, the performance of the company's licensees and distributors, and the health care system existing in each market where the company's products are or may become commercially available.

     The company's net capital expenditures were $302,800 in the first six months of 1996 and total $10,137,000 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements, including Good Manufacturing Practices, and are subject to FDA inspection to determine compliance with those requirements.
There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $680,000 relating to the company's facility in the Netherlands was obtained in May 1994. The purchase price for this facility was $2,250,000 and $2,950,300 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $200,000, are planned during the remainder of 1996.

     The funds raised in the December 1995 private placement ($19 million, net) and the initial distribution fees from ALZA ($20 million) provided the company with approximately $39 million in working capital, which the company believes will be sufficient to cover operating expenses at current levels for the foreseeable future. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its potential products that may be approved. Although the company will from time to time explore additional sources of financing, there can be no assurance that the company will be successful in obtaining such financing on terms acceptable to the company.

     The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to, its success in generating significant revenues from sales; the performance of its sublicensees and distributors under sublicense and distribution arrangements for sales of its products; the time and cost required to manufacture and market its products; the time and cost required to obtain regulatory approvals, including expanded labelling for its products which are already commercially available; obtaining the rights to additional commercially viable compounds; competitive technological developments; additional government-imposed regulation and control; and changes in health care systems which affect reimbursement, pricing or availability of drugs and market acceptance of drugs.

     The above factors may also affect realization of certain assets currently held by the company, principally investments in plant, equipment and inventory.

     In 1995, Scherico, the company's European distributor for its cytoprotective agent, Ethyol, launched Ethyol in several European markets where regulatory approvals had been received. Under the terms of its agreement with Scherico, the company shares in operating profits/losses generated from marketing and sales of Ethyol in Germany, the United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of regulatory approval of Ethyol in the United Kingdom. The company's share of operating losses generated from the Major Markets was approximately $4.2 million in 1995. With respect to 1996, the company's limit on operating losses, if any, generated in the Major Markets is approximately $1.7 million, as determined by the operating plan for 1996. The company paid the 1995 operating loss share ($4.2 million) in April 1996 and has accrued $892,000 during the first six months of 1996, reflecting its estimated share of operating losses through the period. The company will share in operating profits, if any, generated from sales of Ethyol in the other countries in the European territories outside the Major Markets in which Ethyol is launched by Scherico, but is not exposed to operating losses, if any, generated in such countries. Profits or losses under the agreement with Scherico are affected by the same uncertainties noted in the preceding paragraphs. The company is hopeful that the commercialization of its drug product Ethyol will be financially successful in Europe. However, no assurance can be given that the company will achieve meaningful revenues under this agreement.

     In April of 1996, ALZA Corporation launched Ethyol in the United States under the terms of its agreement with the company related to Ethyol. ALZA has exclusive rights to market the product in the United States for five years and will be responsible for sales and marketing. The company's U.S. sales force will co-promote the product with ALZA during this period. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years based on sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million, and will pay $15 million in additional distribution fees during the next few years based on the company's clinical activities relating to Ethyol. As the company sells Ethyol to ALZA in manufacturing lot quantities, which may or may not correspond to ALZA's resale to the pharmaceutical trade, the company's sales may fluctuate from quarter to quarter dependent upon the timing of ALZA's sales and delivery requirements as well as the levels of inventory it stocks and maintains. Sales of Ethyol under the agreement with ALZA are also affected by the same uncertainties noted in the preceding paragraphs. The company is hopeful that the commercialization of Ethyol in the United States will be successful. However, no assurances can be given that the company will achieve meaningful revenues under this agreement.

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the distribution fees from ALZA Corporation did bring the company close to a break-even position for calendar 1995. The company's losses may increase as the company continues its commercialization, research and development activities, and such losses may fluctuate from quarter to quarter. There can be no assurance that the company
will ever achieve significant revenues or profitable operations.   For the
period from May 7, 1987 (inception) through June 30, 1996, the company had an accumulated deficit of $111,154,200.

                          PART II - Other Information

Item 1.  Legal Proceedings.
                 Not applicable

Item 2.  Changes in Securities.

         On April 22, 1996 the stockholders of the company, at the annual meeting of stockholders, approved an amendment to the Company's Certificate of Incorporation pursuant to which the number of authorized shares of common stock was reduced from 100,000,000 shares to 50,000,000 shares, and the par value of a share of common stock was increased from $.005 per share to $.01 per share. In connection with that amendment, there was a 1-for-2 reverse split of the common stock, thereby reducing the number of outstanding shares of common stock by 50%. All "share" and "per share" amounts reflected in this report on Form 10-Q have been adjusted to reflect the 1-for-2 reverse stock split.

         Each stock certificate representing outstanding shares of common stock of the company also represents the same number of Rights (to purchase, under certain circumstances, shares of Series A Junior Preferred Stock of the Company) as the number of shares of common stock represented by such stock certificate. Pursuant to the terms of the Rights Agreement governing the Rights, the effect of the 1-for-2 reverse split of the Company's common stock was to increase the number of shares of Series A Junior Preferred Stock of the Company purchasable upon exercise of a Right, should it become exercisable, from one one-hundredth (1/100) of a share of Series A Junior Preferred Stock to two one-hundredths (2/100) of a share of Series A Junior Preferred Stock, and to increase the exercise price of a Right from $15 to $30.

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

Item 3.  Defaults Upon Senior Securities.
          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The information called for by this item is contained in the company's report on Form 10-Q for the quarterly period ended March 31, 1996, and is hereby incorporated by reference thereto.

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



                                    U.S. BIOSCIENCE, INC.



Date:  August 14, 1996        By:   /s/ Robert I. Kriebel
                                    ------------------------------------------
                                    Robert I. Kriebel
                                    Senior Vice President
                                    Finance and Administration