Form 10-Q
period 1996-09-30
U S BIOSCIENCE INC
filed 1996-11-13
CIK 847562

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to

Commission file number                        1-10392
                       ---------------------------------------------------------

                             U.S. Bioscience, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

           Delaware                                            23-2460100
---------------------------                             ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


     One Tower Bridge, One Hundred Front St., West Conshohocken, PA  19428
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


As of November 5, 1996, there were 22,795,300 shares of common stock outstanding.

                             U.S. BIOSCIENCE, INC.

                                     INDEX

                                                                            Page
Part I - Financial Information                                              ----


     Item 1.  Financial Statements


        Consolidated Balance Sheets                                           3

        Consolidated Statements of Operations                                 4

        Consolidated Statements of Cash Flows                                 5

        Consolidated Statement of Changes in Stockholders' Equity             6

        Notes to Consolidated Financial Statements                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9


Part II - Other Information


      Item 2.  Changes in Securities                                         14

      Item 4.  Submission of Matters to a Vote of Securities Holders         14

      Item 6.  Exhibits and Reports on Form 8-K                              15

Exhibit Index                                                                17

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                                                        SEPTEMBER 30, 1996         DECEMBER 31, 1995
                                                                                        ------------------         -----------------
                                                                                            (UNAUDITED)
                                                 ASSETS
Current assets:
  Cash and cash equivalents                                                             $      34,344,300       $      41,618,800
  Investments                                                                                   1,004,600               3,977,400
  Accounts receivable, net                                                                        502,700                 802,500
  Interest receivable                                                                             132,900                  60,000
  Inventories                                                                                   2,961,000               2,165,100
  Other                                                                                         6,084,500               6,922,200
                                                                                         ----------------        ----------------
         Total current assets                                                                  45,030,000              55,546,000

  Property, plant and equipment at cost, less accumulated depreciation                          6,182,900               6,334,300
                                                                                         ----------------        ----------------
         Total assets                                                                   $      51,212,900      $       61,880,300
                                                                                         ================        ================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related payroll taxes payable                                $       1,319,900       $       1,937,600
  Accrued clinical grants payable                                                               1,214,900                 716,300
  Accrued product manufacturing costs payable                                                     667,000                 384,300
  Accrued marketing costs payable                                                                 320,600                 125,900
  Accrued professional fees payable                                                               314,000                 393,200
  Line of Credit                                                                                  633,900                 676,000
  Current Maturities of long-term debt                                                            719,300                 721,300
  Accounts payable and other accrued liabilities                                                2,292,900               8,014,400
                                                                                         ----------------        ----------------
         Total current liabilities                                                              7,482,500              12,969,000

Long-term liabilities:
  Long-term debt, net of current maturities                                                     1,289,000               2,587,600
  Convertible Debentures                                                                              --               16,500,000
  Other long-term liabilities                                                                   2,030,100               1,035,800
                                                                                         ----------------        ----------------
         Total long-term liabilities                                                            3,319,100              20,123,400
                                                                                         ----------------        ----------------
         Total liabilities                                                                     10,801,600              33,092,400

Stockholders' equity:
  Preferred stock, $.005 par value-5,000,000 shares authorized;
     none issued                                                                                      --                      --
  Common stock, $.01 par value-50,000,000 shares authorized; 22,793,300 shares issued and outstanding at September 30, 1996, and 21,046,900 shares
     issued and outstanding at December 31, 1995                                                  227,900                 210,500
Additional paid-in capital                                                                    150,813,400             133,157,700
Deficit accumulated during the development stage                                             (110,708,300)           (104,929,800)
Foreign currency translation adjustment                                                            78,300                 349,500
                                                                                         ----------------        ----------------
         Total stockholders' equity                                                            40,411,300              28,787,900

                                                                                         ----------------        ----------------
         Total liabilities and stockholders' equity                                     $      51,212,900       $      61,880,300
                                                                                         ================        ================

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                ------------------                  -----------------
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                                   -------------                       ------------
                                                            1996                1995               1996             1995
                                                            ----                ----               ----             ----
Revenues:
   Net sales                                          $    1,785,100     $    2,271,500     $    8,430,300    $    6,631,800
   Net investment income                                     538,600            256,600          1,801,900           926,400
   Licensing, royalty and other income                     4,331,500             89,300          5,094,100         1,313,200

                                                       --------------     --------------     --------------    --------------
                                                           6,655,200          2,617,400         15,326,300         8,871,400
Expenses:
   Cost of sales                                             563,000            885,000          2,259,000         2,075,900
   Selling, general and administrative costs               2,015,800          4,662,100          8,968,000        10,548,600
   Research and development costs                          3,569,200          2,904,500          9,387,100         8,670,700
   Provision for litigation                                        -                  -                  -                 -
   Interest expense                                           61,300             53,300            490,700            93,600
                                                       --------------     --------------     --------------     -------------
                                                           6,209,300          8,504,900         21,104,800        21,388,800

                                                       --------------     --------------     --------------     -------------
Net income (loss)                                     $      445,900     $   (5,887,500)    $   (5,778,500)    $ (12,517,400)
                                                       ==============     ==============     ==============     =============

Net income (loss) per common outstanding share        $         0.02     $        (0.29)    $       (0.26)     $       (0.61)
                                                       ==============     ==============     =============      =============

Weighted average number of common shares outstanding      22,781,900         20,430,100        22,251,400         20,401,400
                                                       ==============     ==============     =============      =============



                                                              PERIOD MAY 7, 1987
                                                                 (INCEPTION)
                                                                   THROUGH
                                                              SEPTMEBER 30, 1996
                                                              ------------------
Revenues:
   Net sales                                                  $   33,583,500
   Net investment income                                          26,851,900
   Licensing, royalty and other income                            30,833,400

                                                                -------------
                                                                  91,268,800
Expenses:
   Cost of sales                                                   8,785,400
   Selling, general and administrative costs                      86,618,000
   Research and development costs                                 94,550,200
   Provision for litigation                                       10,165,000
   Interest expense                                                1,858,500
                                                                -------------
                                                                 201,977,100

                                                                -------------
Net income (loss)                                             $ (110,708,300)
                                                                =============

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                               NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                                                                        1996           1995
                                                                                                      -----------    ------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
        Net loss                                                                                 $     (5,778,500) $  (12,517,400)
        Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation                                                                              854,000         875,900
                Compensation element of stock option grants                                                    --              --
                Loss (gain) on investments                                                                 (4,600)             --
                Amortization of debenture interest                                                        154,300              --
                Change in accounts receivable                                                             299,700        (100,900)
                Change in interest receivable                                                             (72,800)         51,500
                Change in inventories                                                                    (844,400)        (97,900)
                Change in other current assets                                                            824,000        (435,600)
                Change in current liabilities                                                          (5,406,300)      1,145,900
                Provision for litigation                                                                       --         (59,500)
                Change in other long-term liabilities                                                     253,300          97,100
                                                                                                      -----------    ------------
                     Total adjustments                                                                 (3,942,800)      1,476,500
                                                                                                      -----------    ------------
                     Net cash provided by (used in) operating activities                               (9,721,300)    (11,040,900)

Cash flows provided by (used in) investing activities:
                Proceeds from investments matured and sold                                             36,314,500      12,754,200
                Purchase of investments                                                               (33,337,200)     (4,508,200)
                Purchase of property, plant and equipment                                              (1,002,800)       (624,800)
                                                                                                      -----------    ------------
                     Net cash provided by (used in) investing activities                                1,974,500       7,621,200

Cash flows provided by (used in) financing activities:
                Proceeds from issuance of common stock and private placement of securities                191,900              --
                Proceeds from exercise of stock options                                                   826,900         188,700
                Proceeds from loan                                                                             --       2,841,700
                Proceeds from line of credit                                                                   --              --
                Repayment of long-term debt                                                              (518,700)             --
                                                                                                      -----------    ------------
                     Net cash provided by (used in) financing activities                                  500,100       3,030,400

Foreign currency translation adjustment                                                                   (27,800)       (476,800)
                                                                                                      -----------    ------------
Net (decrease) increase in cash and cash equivalents                                                   (7,274,500)       (866,100)
Cash and cash equivalents-beginning of period                                                          41,618,800      11,681,900
                                                                                                      -----------    ------------
Cash and cash equivalents-end of period                                                          $     34,344,300  $   10,815,800
Supplemental cash flow disclosure:                                                                    ===========    ============
                Interest paid to affiliate                                                                     --              --


                                                                                                   PERIOD MAY 7, 1987
                                                                                                      (INCEPTION)
                                                                                                        THROUGH
                                                                                                   SEPTEMBER 30, 1996
                                                                                                   ------------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
        Net loss                                                                                  $      (110,708,300)
        Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation                                                                                4,852,200
                Compensation element of stock option grants                                                 5,303,400
                Loss (gain) on investments                                                                    134,800
                Amortization of debenture interest                                                            198,700
                Change in accounts receivable                                                                (502,600)
                Change in interest receivable                                                                (132,800)
                Change in inventories                                                                      (3,019,700)
                Change in other current assets                                                             (6,061,100)
                Change in current liabilities                                                               6,058,000
                Provision for litigation                                                                   10,000,000
                Change in other long-term liabilities                                                       1,289,000
                                                                                                   ------------------
                     Total adjustments                                                                     18,119,900
                                                                                                   ------------------
                     Net cash provided by (used in) operating activities                                  (92,588,400)

Cash flows provided by (used in) investing activities:
                Proceeds from investments matured and sold                                              3,150,718,600
                Purchase of investments                                                                (3,151,853,200)
                Purchase of property, plant and equipment                                                 (10,837,000)
                                                                                                   ------------------
                     Net cash provided by (used in) investing activities                                  (11,971,600)

Cash flows provided by (used in) financing activities:
                Proceeds from issuance of common stock and private placement of securities                128,496,200
                Proceeds from exercise of stock options                                                     7,043,100
                Proceeds from loan                                                                          3,219,100
                Proceeds from line of credit                                                                  676,000
                Repayment of long-term debt                                                                  (733,400)
                                                                                                   ------------------
                     Net cash provided by (used in) financing activities                                  138,701,000

Foreign currency translation adjustment                                                                       203,300
                                                                                                   ------------------
Net (decrease) increase in cash and cash equivalents                                                       34,344,300
Cash and cash equivalents-beginning of period                                                                      --
                                                                                                   ------------------
Cash and cash equivalents-end of period                                                           $        34,344,300
                                                                                                   ==================
Supplemental cash flow disclosure:
                Interest paid to affiliate                                                        $         1,005,800


                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH SEPTEMBER 30, 1996

                                                                           COMMON STOCK                      CLASS B STOCK
                                                                   NUMBER OF                         NUMBER OF
                                                                     SHARES           AMOUNT          SHARES           AMOUNT
                                                                    --------         --------        --------         --------
Issuance of shares for initial cash contribution
  of capital ($.005 per share of common stock
  and $.005 per share of Class B stock)                            9,000,000        $  45,000         500,000        $   5,000
        Net loss for the period May 7, 1987 (inception)
           through December 31, 1987                                      --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1987                                       9,000,000           45,000         500,000            5,000
        Net loss for the year ended December 31, 1988                     --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1988                                       9,000,000           45,000         500,000            5,000
        Proceeds from exercise of stock options                        2,500               --              --               --
        Compensation related to stock options                             --               --              --               --
        Issuance of shares ($6.00 per share, less costs)           2,500,000           12,500              --               --
        Conversion of class B stock to common stock                1,000,000            5,000        (500,000)          (5,000)
        Net loss for the year ended December 31, 1989                     --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1989                                      12,502,500           62,500              --               --
        Proceeds from exercise of stock options                      285,800            1,400              --               --
        Compensation related to stock options                             --               --              --               --
        Issuance of shares ($9.00 per share, less costs)           4,025,000           20,200              --               --
        Net loss for the year ended December 31, 1990                     --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1990                                      16,813,300           84,100              --               --
        Proceeds from exercise of stock options                      500,700            2,500              --               --
        Compensation related to stock options                             --               --              --               --
        Issuance of shares ($28.50 per share, less costs)          2,300,000           11,500              --               --
        Issuance of shares for a 2 for 1 stock dividend           19,614,000           98,000              --               --
        Net loss for the year ended December 31, 1991                     --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1991                                      39,228,000          196,100              --               --
        Proceeds from exercise of stock options                      264,400            1,400              --               --
        Compensation related to stock options                             --               --              --               --
        Net loss for the year ended December 31, 1992                     --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1992                                      39,492,400          197,500              --               --
        Proceeds from exercise of stock options                      106,500              500              --               --
        Compensation related to stock options                             --               --              --               --
        Net loss for the year ended December 31, 1993                     --               --              --               --
        Foreign currency translation adjustment                           --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1993                                      39,598,900          198,000              --               --
        Proceeds from exercise of stock options                       75,300              400              --               --
        Class Action Settlement                                    1,096,600            5,500              --               --
        Compensation related to stock options                             --               --              --               --
        Net loss for the year ended December 31, 1994                     --               --              --               --
        Foreign currency translation adjustment                           --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1994                                      40,770,800          203,900              --               --
        Proceeds from exercise of stock options                      202,900            1,000              --               --
        Class Action Settlement                                           --               --              --               --
        Proceeds from private placement of securities              1,120,100            5,600              --               --
        Net loss for the year ended December 31, 1995                     --               --              --               --
        Foreign currency translation adjustment                           --               --              --               --
                                                                 -----------         --------        --------         --------
Balance at December 31, 1995                                      42,090,800          210,500              --               --
        Proceeds from exercise of stock options                      265,900            1,600              --               --
        Conversion of warrants                                           200               --              --               --
        Conversion of debentures                                   2,655,000           15,800              --               --
        Net loss for the nine months ended  September 30, 1996            --               --              --               --
        Foreign currency translation adjustment                           --               --              --               --
        Conversion of shares to reflect the 1 for 2 reverse
        stock split effective April 22, 1996                     (22,221,600)              --              --               --
                                                                 -----------         --------        --------         --------
Balance at September 30, 1996                                     22,793,300        $ 227,900              --        $      --
                                                                 ===========         ========        ========         ========

                                                                                                                        TOTAL
                                                                     ADDITIONAL         ACCUM-                          STOCK-
                                                                       PAID-IN          ULATED           OTHER          HOLDERS'
                                                                       CAPITAL          DEFICIT          EQUITY         EQUITY
                                                                     ----------        ---------        --------       ---------
Issuance of shares for initial cash contribution
  of capital ($.005 per share of common stock
  and $.005 per share of Class B stock)                           $   1,000,000    $          --       $      --   $   1,050,000
        Net loss for the period May 7, 1987 (inception)
           through December 31, 1987                                         --       (1,030,500)             --      (1,030,500)
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1987                                          1,000,000       (1,030,500)             --          19,500
        Net loss for the year ended December 31, 1988                        --       (1,556,800)             --      (1,556,800)
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1988                                          1,000,000       (2,587,300)             --      (1,537,300)
        Proceeds from exercise of stock options                             400               --              --             400
        Compensation related to stock options                           305,900               --              --         305,900
        Issuance of shares ($6.00 per share, less costs)             14,061,400               --              --      14,073,900
        Conversion of class B stock to common stock                          --               --              --              --
        Net loss for the year ended December 31, 1989                        --       (5,743,300)             --      (5,743,300)
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1989                                         15,367,700       (8,330,600)             --       7,099,600
        Proceeds from exercise of stock options                         143,500               --              --         144,900
        Compensation related to stock options                           269,000               --              --         269,000
        Issuance of shares ($9.00 per share, less costs)             33,009,700               --              --      33,029,900
        Net loss for the year ended December 31, 1990                        --       (4,924,900)             --      (4,924,900)
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1990                                         48,789,900      (13,255,500)             --      35,618,500
        Proceeds from exercise of stock options                       3,349,600               --              --       3,352,100
        Compensation related to stock options                         1,038,900               --              --       1,038,900
        Issuance of shares ($28.50 per share, less costs)            61,444,300               --              --      61,455,800
        Issuance of shares for a 2 for 1 stock dividend                 (98,000)              --              --              --
        Net loss for the year ended December 31, 1991                        --       (6,540,100)             --      (6,540,100)
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1991                                        114,524,700      (19,795,600)             --      94,925,200
        Proceeds from exercise of stock options                       1,336,400               --              --       1,337,800
        Compensation related to stock options                         1,452,400               --              --       1,452,400
        Net loss for the year ended December 31, 1992                        --      (20,225,800)             --     (20,225,800)
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1992                                        117,313,500      (40,021,400)             --      77,489,600
        Proceeds from exercise of stock options                         614,300               --              --         614,800
        Compensation related to stock options                           906,900               --              --         906,900
        Net loss for the year ended December 31, 1993                        --      (40,629,600)             --     (40,629,600)
        Foreign currency translation adjustment                              --               --        (291,800)       (291,800)
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1993                                        118,834,700      (80,651,000)       (291,800)     38,089,900
        Proceeds from exercise of stock options                         404,900               --              --         405,300
        Class Action Settlement                                       7,753,200               --              --       7,758,700
        Compensation related to stock options                         1,330,300               --              --       1,330,300
        Net loss for the year ended December 31, 1994                        --      (24,041,000)             --     (24,041,000)
        Foreign currency translation adjustment                              --               --         395,700         395,700
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1994                                        128,323,100     (104,692,000)        103,900      23,938,900
        Proceeds from exercise of stock options                         359,900               --              --         360,900
        Class Action Settlement                                       2,241,200               --              --       2,241,200
        Proceeds from private placement of securities                 2,233,500               --              --       2,239,100
        Net loss for the year ended December 31, 1995                        --         (237,800)             --        (237,800)
        Foreign currency translation adjustment                              --               --         245,600         245,600
                                                                  -------------     ------------        --------    ------------
Balance at December 31, 1995                                        133,157,700     (104,929,800)        349,500      28,787,900
        Proceeds from exercise of stock options                         825,300               --              --         826,900
        Conversion of warrants                                            4,500               --              --           4,500
        Conversion of debentures                                     16,825,900               --              --      16,841,700
        Net loss for the nine months ended  September  30, 1996                       (5,778,500)             --      (5,778,500)
        Foreign currency translation adjustment                              --               --        (271,200)       (271,200)
        Conversion of shares to reflect the 1 for 2 reverse
        stock split effective April 22, 1996                                 --               --              --              --
                                                                  -------------     ------------        --------    ------------
Balance at September 30, 1996                                    $  150,813,400    $(110,708,300)      $  78,300   $  40,411,300
                                                                  =============     ============        ========    ============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through September 30, 1996, the company's revenues have been derived principally from product sales of Hexalen(R), NeuTrexin(R) and Ethyol(R), licensing fees for rights to develop and market certain products principally in the United States, and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Unaudited information -- The financial information for the three and nine month periods ended September 30, 1996 and 1995, and the period from May 7, 1987 (inception) through September 30, 1996 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     Principles of Consolidation -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

     Inventories -- Inventories are stated at the lower of cost (first in, first out) or fair value.

Inventories consist of:

                                         September 30,              December 31,
                                              1996                      1995
                                         -------------              ------------
          Raw Materials                     $  902,100                $  813,300
          Work-in-progress                   1,575,600                   893,000
          Finished Goods                       483,300                   458,800
                                            ----------                ----------
          Total                             $2,961,000                $2,165,100
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

Property, plant and equipment consist of:

                                               September 30,       December 31,
                                                    1996             1995
                                             ----------------    --------------
Land, buildings, and leasehold improvements      $ 1,961,000      $ 2,106,500
Equipment, furniture and fixtures                  8,941,300        8,173,500
Accumulated depreciation                          (4,719,400)      (3,945,700)
                                             ----------------    --------------
Property, plant and equipment, net               $ 6,182,900      $ 6,334,300
                                             ================    ==============

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

     Long-Term Debt -- Long-term debt consists of:

                              September 30,     December 31,
                                  1996             1995
                             --------------    -------------
MELF Equipment Loan            $  270,600       $   323,600
Mortgage Loan                     607,300           685,300
Term Loan                       1,850,000         2,300,000
Convertible Debentures                  0        16,500,000
Capital  Lease Obligations         21,500                 0
                             --------------    -------------
                                2,749,400        19,808,900
Less Current Portion              719,300           721,300
                             --------------    -------------
Long-Term Debt                 $2,030,100       $19,087,600
                             ==============    =============


     During the first half of 1996, the investors who purchased the unsecured convertible debentures in the company's December 1995 private placement, converted the entire $16,500,000 of principal and accrued interest into 1,577,366 shares of the company's Common Stock.

     Additionally, all information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended
December 31, 1995 and in the company's quarterly reports on Form 10-Q for the interim periods ended March 31, 1996 and June 30, 1996. Operating results for the three and nine month interim periods ended September 30, 1996 are not necessarily indicative of the results that may be obtained for any other interim period or the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

     This report on Form 10-Q contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, the success of the company and its collaborative partners in marketing, manufacturing and selling company's products, the availability of adequate funds for the company's operations, the success of the company in obtaining timely regulatory approvals to market its potential products in the United States and other major markets, the success of the company in obtaining rights to new compounds for commercial development, policies relating to product pricing and reimbursement levels in the markets where the company's products are or may be commercialized, technological change and competition, the incidence of diseases for which the company's products are indicated, the product liability risks associated with being the manufacturer or seller of pharmaceutical products, and the company's reliance on its key personnel and collaborative partners.

     Operations for the nine months ended September 30, 1996, consisted primarily of activities relating to the launch of Ethyol(R) in the United States with co-promotion partner ALZA Corporation ("ALZA"), the marketing of Hexalen(R) and NeuTrexin(R) in the United States, regulatory filings for Ethyol(R) in the United States, Canada and Europe, continuing clinical trials of Ethyol and NeuTrexin and product development of Ethyol, Neutrexin, AZQ and FddA, and business development in the United States, Europe and Japan.

     The company received United Stated Food and Drug Administration ("FDA") approval of it's New Drug Application ("NDA") for Ethyol in December 1995 for use in Ovarian Cancer and an accelerated approval for use in Lung Cancer in March, 1996 and the company began co-promotion of the product with co-promotion partner ALZA in April 1996 concurrent with the commercial availability of Ethyol in the U.S. market.

     The company has also received regulatory approval for Ethyol in several European countries, and received approval to expand the labelled indication in July 1996. The company's marketing partner for European territories, Scherico Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation, has launched Ethyol in Germany, the United Kingdom, France, Austria, Belgium, Portugal, Sweden, Switzerland and The Netherlands, and plans to begin sales in other European countries when regulatory approvals and, if necessary, local pricing and reimbursement approvals, are received. Ethyol was approved by Canadian regulatory authorities in late April 1996, where Eli Lilly has marketing rights to the product, and launched Ethyol during the third quarter of 1996.

     The company believes that its expenditures for research and development, marketing and administration, capital equipment and facilities will continue to exceed revenues as a result of (i) further clinical trials and the pursuit of regulatory approvals for Ethyol and NeuTrexin, (ii) the marketing of Hexalen, NeuTrexin and Ethyol, (iii) expansion of clinical and preclinical testing of drug compounds, including expanded indications for existing drugs and (iv) development and enhancement of manufacturing and analytical capabilities.

Results of Operations
Three months ended September 30, 1996

     Product sales declined 21% to $1,785,100 in the three months ended September 30, 1996 as compared to $2,271,500 in the prior year period, principally resulting from reduced sales of Hexalen and Neutrexin. The company believes that the reduction in sales resulted primarily from the promotional emphasis placed on Ethyol, the company's cytoprotective product, which was launched in the United States with co-promotion partner ALZA in April 1996. In addition, the company believes that during 1996, the launch of competitive products may have had a negative impact on sales of Hexalen. The company further believes that sales of Neutrexin have been adversely affected by a decline in the incidence of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatment for human immunodeficiency virus (HIV) and prophylactic treatment for patients at risk for PCP.

      Net investment income increased to $538,600 in the third quarter of 1996 as compared to $256,600 in the corresponding 1995 period due to increased interest income resulting from the increased portfolio balance. The increased portfolio balance reflects the initial distribution fees received from ALZA as part of the U.S. co-promotion agreement for Ethyol and funds the company raised in a private placement completed in December 1995.

     Licensing, royalty and other income increased to $4,331,500 in the three months period ended September 30, 1996 from $89,300 in the prior year period, as a result of a $4.2 million accrual reflecting the amount due from Scherico under the amendment to the company's 1993 European distribution agreement for Ethyol (the "Scherico Amendment"). In addition, as part of a separate agreement, another Schering-Plough affiliate paid the company a $200,000 milestone payment related to the regulatory approval of Ethyol in Australia which was received during the third quarter.

     Cost of sales, which consists of product manufacturing, testing, delivery and royalty expenses, decreased due to the decline in sales. As a percentage of sales, cost of sales in the three month period decreased to 31% of net sales as compared to 39% of net sales in the prior year period due principally to additional Ethyol sales revenue that was recorded as a result of the Scherico Amendment.

     Selling, general and administrative costs for the third quarter of 1996 decreased to $2,015,800 from $4,662,100 in the corresponding 1995 period. The decrease is principally due to the reversal of $892,000 in accrued 1996 European losses as a result of the Scherico Amendment. Additionally, the third quarter 1995 amount included a charge of $2.3 million for European losses generated under the original Scherico agreement. Excluding these two items, selling, general and administrative costs increased over the prior year period by $586,500 due to higher personnel costs of $451,200 and increased Hexalen and NeuTrexin marketing expenditures of $264,800.

      Research and development costs increased to $3,569,200 in the third quarter of 1996 as compared to $2,904,500 in the prior year period. The $664,700 increase is principally attributable to increased personnel costs of $367,800 and increased clinical grant expenses of $243,000 relating to the company's Phase III clinical trial programs which are designed to support applications for expansion of the therapeutic indications for Ethyol in radiation protection and other chemotherapy regimes and for NeuTrexin in colorectal cancer.

     Net income for the three months ended September 30, 1996 was $445,900 or $0.02 earnings per common share outstanding as compared to a net loss of $5,887,500 or $0.29 loss per common share outstanding in the 1995 period.

Nine months ended September 30, 1996

     Product sales increased 27% to $8,430,300 in the nine months ended September 30, 1996 as compared to $6,631,800 in the prior year period. The $1,798,500 increase is principally due to initial sales of Ethyol to ALZA in the first half of 1996 in preparation for the launch of Ethyol in the United States in April of this year. Sales of the company's other two products, Hexalen and NeuTrexin, declined from the prior year period. The company believes that this decline is principally due to the promotional emphasis placed on the Ethyol
launch in 1996.   In addition, the company believes that during 1996, the launch of competitive products may have had a negative impact on sales of Hexalen. The company further believes that sales of Neutrexin have been adversely affected by a decline in the incidence of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatments for human immunodeficiency virus (HIV) and prophylactic treatment for patients at risk for PCP.

      Net investment income increased to $1,801,900 for the first nine months of 1996 as compared to $926,400 in the corresponding 1995 period due to increased interest income resulting from the increased portfolio balance. The higher balance reflects the initial distribution fees received from ALZA as part of the U.S. co-promotion agreement for Ethyol and funds the company raised in a December 1995 private placement.

     Licensing, royalty and other income increased to $5,094,100 in the nine month period ended September 30, 1996 from $1,313,200 in the prior year period, as a result of a $4.2 million accrual reflecting the amount due to the company under the Scherico Amendment.

     Cost of sales, as a percentage of sales, decreased to 27% of net sales in the nine month period as compared to 31% of net sales in the prior year period due principally to the initial sales of Ethyol to ALZA in the first half of 1996.

     Selling, general and administrative costs for the first nine months of 1996 decreased to $8,968,000 from $10,548,600 in the corresponding 1995 period. The decrease is principally due to the inclusion in the 1995 period of a charge of $2.3 million for European losses generated under the original Scherico agreement. Excluding this item, selling, general and administrative costs increased over the prior year period by $760,500 primarily the result of higher personnel costs of $512,200, increased corporate expenses of $313,200 and higher Hexalen and NeuTrexin marketing expenditures of $224,827.

      Research and development costs increased to $9,387,100 in the nine month period ended September 30, 1996 as compared to $8,670,700 in the prior year period. The $716,400 increase is principally attributable to increased personnel costs of $594,000, higher travel costs of $149,500 and increased clinical grant expenses of $215,000 relating to the company's Phase III clinical trial programs for Ethyol and NeuTrexin.

     The net loss for the first nine months of 1996 was $5,778,500 or $0.26 per common share outstanding as compared to a net loss of $12,517,400 or $0.61 per common share outstanding in the 1995 period.

Liquidity and Capital Resources

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of September 30, 1996, the company's cash and investments totaled $35,348,900. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first nine months of 1996, net cash used by operations amounted to $9,721,300 principally due to the net effect of the factors discussed above under "Results of Operations" and the $4.2 million accrual for the amount due under the Scherico Amendment which was paid to the company in early October 1996. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development will have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence of diseases for which the company's products are indicated, the performance of the company's licensees and distributors, and the health care and reimbursement system existing in each market where the company's products are or may become commercially available.

     The company's net capital expenditures were $1,002,800 in the first nine months of 1996 and total $10,837,000 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements and those of regulatory authorities in other countries including Good Manufacturing Practices, and are subject to inspection by governmental agencies to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $680,000 relating to the company's facility in The Netherlands was obtained in May 1994. The purchase price for this facility was $2,250,000 and $2,980,600 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $200,000, are planned during the remainder of 1996.

     The funds raised in the December 1995 private placement ($19 million, net) and the initial distribution fees from ALZA provided the company with approximately $39 million in working capital, which the company believes will remain sufficient to cover operating expenses at current levels for the foreseeable future. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products. Although the company will from time to time explore additional sources of financing, there can be no assurance that the company will be successful in obtaining such financing on terms acceptable to the company.

     The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to, its success in generating significant revenues from sales; the performance of its sublicensees and distributors under sublicense and distribution arrangements for sales of its products; the time and cost required to manufacture and market its products; the time and cost required for clinical development of products to obtain regulatory approvals, including expanded labelling for its products which are already commercially available; obtaining the rights to additional commercially viable compounds; competitive technological developments; additional government-imposed regulation and control; and changes in health care systems which affect reimbursement, pricing or availability of drugs and market acceptance of drugs.

     The above factors may also affect realization of certain assets currently held by the company, principally investments in plant, equipment and inventory.

     In 1995, Scherico, the company's European distributor for Ethyol, launched Ethyol in several European markets where regulatory approvals had been received. Under the terms of its original agreement with Scherico, the company was to share in operating profits/losses generated from marketing and sales of Ethyol in Germany, the United Kingdom, Spain, Italy and France for a period of up to two years from November 23, 1994. The company paid its share of the 1995 operating losses ($4.2 million) in April 1996 and had accrued $892,000 during the first six months of 1996, for its estimated share of operating losses through the period. In September 1996, the Scherico Amendment was executed pursuant to which retroactive to January 1, 1996, Scherico began to purchase Ethyol from the company at a price based on a percentage of net sales and the company no longer shared in operating profits/losses previously shared by the parties. In addition, as noted above, Scherico paid the company $4.2 million under the Amendment during October 1996.

     In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for five years and will be responsible for sales and marketing. The company's U.S. sales force will co-promote the product with ALZA during this period. After the initial five-year period, ALZA has an option to extend its exclusive rights for one year. At the end of ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years based on net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million and the agreement provides for $15 million in additional distribution fees during the next few years based on the achievement of certain milestones related to the company's clinical development of Ethyol.

     As the company sells Ethyol to its partners, Scherico and ALZA, in quantities, which may or may not correspond to the product's resale to the pharmaceutical trade, the company's sales may fluctuate from period to period dependent upon the timing of its partners' sales and delivery requirements as well as the levels of inventory they stock and maintain. Sales of Ethyol are also affected by the same factors noted elsewhere in this section on liquidity and capital resources. The company is hopeful that the commercialization of Ethyol in the United States and Europe will be successful. However, no assurances can be given that the company will achieve meaningful revenues under its agreements with ALZA and Scherico.

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the distribution fees from ALZA Corporation did bring the company close to a break-even position for calendar 1995 and the Company reported net earnings this quarter as a result of non-recurring items relating to the Scherico Amendment noted herein. As the company continues its commercialization, research and development activities, such losses are expected to continue and may fluctuate from period to period. There can be no assurance that the company will achieve significant revenues or profitable operations. For the period from May 7, 1987 (inception) through September 30, 1996, the company had an accumulated deficit of $110,708,300.

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

Item 3.  Defaults Upon Senior Securities.
                                 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
                                 Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        a.     Exhibits
               10.20  Non-Executive Stock Option Plan,
                        as amended and restated
               10.31  U.S. Bioscience, Inc. 1992
                        Stock Option Plan, as amended and restated
               27     Financial Data Schedule

        b. The company filed the following report on Form 8-K during the quarter ended September 30, 1996:

               Date of Report          Items Covered
               --------------          -------------
               September 26, 1996            5

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                    U.S. BIOSCIENCE, INC.



Date:   November 13, 1996           By:  /s/ Robert I. Kriebel
                                         ----------------------------------
                                         Robert I. Kriebel
                                         Executive Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


          EXHIBIT                                       PAGE NO.
          -------                                       --------

          10.20    Non-Executive Stock Option Plan,        18
                   as amended and restated

          10.31    U.S. Bioscience, Inc. 1992              35
                   Stock Option Plan as amended and
                   restated

          27       Financial Data Schedule                 60