Form 10-K
period 1996-12-31
U S BIOSCIENCE INC
filed 1997-03-21
CIK 847562

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

       (Mark One)
       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1996

                                      OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to

                        Commission file number 1-10392

                            U.S. Bioscience, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                                     23-2460100
       (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                    Identification No.)

             One Tower Bridge
             100 Front Street
           West Conshohocken, PA                                19428
 (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code: (610) 832-0570

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
                  Title of each class                    which registered
                  -------------------                ------------------------
             Common Stock ($.01 par value)            American Stock Exchange
Warrants to purchase Common Stock ($.01 par value)    American Stock Exchange
           Preferred Stock Purchase Rights            American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes.  X    No.
                                                   -----    ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 4, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $286,927,000*.

   As of March 4, 1997, the number of outstanding shares of the registrant's Common Stock was 22,916,680.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III--Portions of the registrant's definitive Proxy Statement with respect to the registrant's 1997 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

------
* Calculated by excluding all shares held by executive officers, directors and five percent shareholders of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
===============================================================================

                                     PART I

Item 1.  Business.

         Forward-Looking Statements.

         This report on Form 10-K contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, the success of the company and its collaborative partners in marketing, manufacturing and selling the company's products, the availability of adequate funds for the company's operations, the success of the company in obtaining timely regulatory approvals to market its potential products in the United States and other major markets, the success of the company in obtaining rights to new compounds for commercial development, policies relating to product pricing and reimbursement levels in the markets where the company's products are or may be commercialized, technological change and competition, the incidence of disease for which the company's products are indicated, the product liability risks associated with being the manufacturer or seller of pharmaceutical products, and the company's reliance on its key personnel and collaborative partners.

         The following discussion should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Financial Statements on pages F-1 to F-20.

         General

         U.S. Bioscience, Inc., a Delaware corporation (the "company"), is a pharmaceutical firm established in 1987 which seeks to develop and market drugs, principally drugs for treating patients with cancer, acquired immune deficiency syndrome ("AIDS") and allied diseases and infections. The company has, through licensing agreements, rights to nine drugs for the treatment of these diseases. Three drugs have received approval for marketing in the United States by the United States Food and Drug Administration ("FDA"), Hexalen(R) (altretamine), NeuTrexin(R) (trimetrexate glucuronate for injection) and Ethyol(R) (amifostine); three are in various stages of clinical trials, AZQ, PALA and FddA; and three are in preclinical testing, WR-151327, Third Generation Platinums and Mitomycin-C Analogues. For a description of the steps required before a drug may be marketed in the United States see "Government Regulation."

         In December 1990, the FDA approved the company's New Drug Application ("NDA") for Hexalen(R), a drug for the treatment of advanced ovarian cancer. Commercial sales of Hexalen commenced in the United States in January 1991. See "Principal Products - Hexalen."

         On February 1, 1993, the company filed an NDA for NeuTrexin(R) for the treatment of Pneumocystis carinii pneumonia ("PCP"), an infection primarily associated with AIDS. This application was the subject of a joint review by the FDA and the Canadian regulatory authority, the Health Protection Branch ("HPB"). The application was approved by the FDA and the HPB in December of 1993, and commercial sales of NeuTrexin commenced in the United States in January 1994. At its September 1994 meeting, the European Union's ("EU") Committee for Proprietary Medicinal Products ("CPMP") recommended NeuTrexin for approval in the EU. As of February 28, 1997, NeuTrexin has received local health regulatory approval in many EU countries. See "Principal Products - NeuTrexin."

         In September 1991, the company submitted to the FDA an NDA for a chemotherapy protection indication for Ethyol. The NDA was approved by the FDA on December 8, 1995 for reducing the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer. On March 15, 1996, the company's supplemental NDA was approved by the FDA under the Accelerated Approval Regulations to include use in patients with non-small cell lung cancer for the reduction of cumulative renal damage associated with repeated administration of cisplatin-based chemotherapy. For a discussion of approval under the Accelerated Approval Regulations see "Government Regulation." A dossier describing Ethyol's chemoprotection properties was submitted to the CPMP in September 1992. At its September 1994 meeting, the CPMP recommended Ethyol for approval by its member countries to reduce the neutropenia related risk of infection (e.g. neutropenic fever) due to the combination regimen cyclophosphamide and cisplatin in patients with advanced (FIGO Stage III or IV) ovarian cancer. The CPMP recommended an expanded indication on July 29, 1996, to include protection of patients with advanced solid tumors of non-germ cell origin from cumulative nephrotoxicity of cisplatin and cisplatin-containing regimens, where unit doses of cisplatin range from 60-120 mg/m2, in conjunction with adequate hydration measures. As of February 28, 1997, Ethyol has received local health regulatory approval in many EU countries. See "Principal Products - Ethyol."

         The objective of the company is to become an important participant in the worldwide pharmaceutical market for oncologic and AIDS drugs. To achieve this objective, the company's strategy to date has been to acquire exclusive licenses in the United States and certain other markets for therapeutic agents that the company believes have potentially significant commercial and clinical value in the treatment of cancer, AIDS and allied diseases. The company's primary emphasis has been on "late-stage" drugs, which are drugs having an established preclinical or clinical database and for which development by the company will consist largely of further preclinical testing, clinical trials and the preparation of applications for regulatory approval. By acquiring rights to drugs that have undergone some degree of development and for which preclinical and clinical information exists, the company believes that it will be able to reduce the costs, risks and time involved in bringing drugs to market. The company's long-term strategy focuses on the licensing, development and commercialization of anticancer and AIDS drugs currently in the early stages of research.

         The three most common methods of treating patients with cancer are surgery, radiation therapy and systemic therapy. Systemic therapy consists principally of chemotherapy and hormonal therapy. Chemotherapy involves the administration of cytotoxic drugs designed to kill cancer cells. In addition to seeking to develop these types of cancer-killing drugs, the company, like some of its competitors, is seeking to develop drugs that augment the efficacy or reduce the toxicity of other chemotherapeutic agents.

         Hormonal therapy is based on the fact that the growth of certain tumors, such as breast cancer, prostate cancer and endometrial cancer, is dependent upon the availability of endogenous hormones, such as estrogen and androgen. The use of measures to either reduce the production of, or block the action of, these hormones represents a form of systemic treatment for these diseases. Typically, when compared to chemotherapy, hormonal therapy produces a lower incidence and severity of side effects.

         Anticancer drugs can be toxic to normal cells as well as cancer cells, causing unwanted side effects. For many cancer drugs, therapeutic dosage for cancerous tissue is close to the toxic dose. Thus, drugs that could selectively protect normal cells could be of significant medical benefit. Development of systemic therapeutic products for treating cancer or used in connection with treatment of cancer requires laborious preclinical and clinical testing to satisfy government regulation and medical ethics. As a consequence, the development of successful drugs for these purposes often requires five to ten years of preclinical and clinical testing. See "Government Regulation."

         The Human Immunodeficiency Virus ("HIV")/Acquired Immune Deficiency Syndrome ("AIDS") treatment market can be divided into two segments. The antiretroviral segment includes those therapies which specifically target the HIV virus, such as nucleoside analogues like zidovudine (AZT), didanosine (ddI), zalcitabine (ddC) and lamivudine (3TC), and protease inhibitors, such as saquinavir, ritonavir and indinavir. The second segment of the HIV/AIDS treatment market includes those agents which prevent or treat AIDS-related opportunistic infections, including, PCP, tuberculosis, candidiasis etc.

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

         Marketing and Distribution

         The company has entered into an exclusive distribution and marketing agreement with ALZA Corporation ("ALZA") for its drug Ethyol for the U.S. market. Under the terms of this agreement the company will co-promote Ethyol with ALZA in the United States. See "Principal Products - Ethyol - Distribution and Marketing Agreements". The company currently co-promotes Hexalen and NeuTrexin in the United States under an agreement with ALZA. See "Principal Products - Hexalen - Distribution and Marketing Agreements". It is the company's intention to determine the most appropriate commercial arrangements for marketing its drugs in various territories on a case-by-case basis.

         Opportunities exist for the registration and commercialization of the company's products in some foreign countries. Since the company cannot, at this time, practically market drugs on its own in most territories outside of the United States, the company has, with respect to certain of its drugs, entered into licensing and distribution arrangements, covering markets where the company does not currently plan to utilize its own sales organization. Some of these agreements provide signing fees and/or milestone payments to the company, some provide that the company will sell its drug product at pre-negotiated prices under the agreement and some provide royalties to the company based upon future sales, if any, of licensed drugs. The extent to which the company derives meaningful revenues from these arrangements will be dependent upon, among other things, the ability to obtain product approvals and the licensees' and distributors' ability to market and sell the licensed drugs in their respective markets.


Principal Products

         The company's products reflect its strategy of building a portfolio of drugs for the treatment of patients with cancer that represent a diverse group of modalities, including cancer-attacking cytotoxics (Hexalen, NeuTrexin, AZQ, third generation platinum anticancer agents, and Mitomycin-C analogues); cytoprotectors (Ethyol and WR-151327); and modulators (NeuTrexin and PALA). The company's products also reflect its strategy of building a portfolio of drugs for the treatment of AIDS and AIDS-related diseases or infections. The company's drug NeuTrexin is commercially available for treatment of PCP, an infection primarily associated with AIDS. The company has licensed FddA, and its active metabolite FddI, which are reverse transcription inhibitors being evaluated for use in the treatment of HIV and AIDS. See "Principal Products - FddA."

         Hexalen(R) (altretamine/hexamethylmelamine)

         General Description. Hexalen is an orally administered cytotoxic drug that was cleared for marketing by the FDA in December 1990 for use as a single agent in the palliative treatment of patients with persistent or recurrent ovarian cancer following first-line therapy with cisplatin and/or alkylating agent-based combination chemotherapy. Until December 26, 1997, Hexalen has marketing exclusivity in the United States for advanced ovarian cancer under the Orphan Drug provisions of the Food, Drug and Cosmetic Act. See "Orphan Drug Status."

         Marketing. The company co-promotes Hexalen with ALZA Corporation under the terms of a Co-Promotion Agreement dated May 21, 1996. Under the terms of that agreement, the company directs the marketing program. The company's approximately fifteen-person sales force and ALZA's approximately forty-five-person sales force co-promote Hexalen to health care providers who treat ovarian cancer. The marketing program consists of direct mail, symposia and promotion to prescribing physicians. Hexalen is distributed through pharmaceutical wholesalers and is prescribed by oncologists treating ovarian cancer. Sales of Hexalen were adversely affected in 1996 due, the company believes, to the promotional emphasis placed on the launch of Ethyol and new therapies that were introduced in the United States during 1996 which compete with Hexalen for ovarian cancer patients. There can be no assurance that sales of Hexalen will recover to the level achieved prior to the introduction of these competitive products. In the United States the company has obtained a registered trademark for Hexalen, the company's brand of altretamine. The company is also pursuing trademark registrations for Hexalen in a number of foreign countries.

         As of February 28, 1997, Hexalen has been approved outside the United States for treatment of ovarian cancer in 18 countries, including Germany, Canada, the United Kingdom, Australia, Israel, Sweden, China, South Korea, Egypt and Hong Kong. Commercial sales of Hexalen in these countries will be through distribution or license arrangements. To date, commercial sales of Hexalen outside the United States have not been material.

         License of Hexalen to the company. The company's rights to Hexalen are derived from an assignment of rights regarding Wyeth Laboratories, Inc.'s ("Wyeth") NDA. In return, the company is required to pay royalties to Wyeth on worldwide sales by the company or its licensees of any product containing altretamine. The company also has a licensing agreement with Rhone-Poulenc Rorer for rights to applications, registrations and approvals relating to their brand of altretamine (Hexastat(R)) in Canada, Germany, Italy, The Netherlands, Israel and the Czech Republic. The licenses expire in 2001 with respect to Canada and 2002 with respect to the other countries. In commercializing Hexalen in these markets, if and when regulatory approvals are obtained, the company will be required to pay royalties to Rhone-Poulenc Rorer on sales of Hexalen by the company or its licensees or distributors in countries covered by the licensing or distribution agreements. There can be no assurance that dossiers will be submitted in those countries or that regulatory approvals will be obtained.

         Orphan Drug Status. Under the terms of the Orphan Drug Act, Hexalen has United States marketing exclusivity for its FDA approved indication for a period of seven years from approval of its NDA (i.e., the FDA may not approve another altretamine product for that indication during the seven-year period). Such exclusivity expires in December, 1997. See "Orphan Drug Status," "Government Regulation," and "Patents, Trademarks, and Trade Secrets."

         Distribution and Marketing Agreements. In May 1996, the company entered into a co-promotion agreement with ALZA Corporation to co-promote the company's products, Hexalen and NeuTrexin, in the United States. Under the terms of this agreement, the company pays ALZA a commission, which is based upon a percentage of net sales of Hexalen and NeuTrexin in the United States above a base level of sales. The commission payment is subject to an annual minimum and the commission percentage increases as net sales increase. Under the terms of the agreement, ALZA's sales force co-promotes Hexalen and NeuTrexin and the company makes sales of both products to wholesalers and distributors. The agreement may be terminated at any time on six months notice by either party after June 30, 1998. At the end of the co-promotion term, the agreement provides for ALZA to be paid residual commission payments for a term which varies based on the reasons for termination. The residual commissions are based on a percentage of net sales during the residual period, subject to a maximum payment of a decreasing percentage of actual commission payments made to ALZA under the agreement during the co-promotion period.

         The company has entered into distribution or licensing agreements for Hexalen with a number of pharmaceutical companies for territories outside of the United States. The company has licensed its rights for Hexalen in Scandinavia to Swedish Orphan AB ("Swedish Orphan"). Commercial sales of Hexalen commenced in

Sweden during the second quarter of 1993. The company has licensed its Hexalen rights in Australia and New Zealand to F.H. Faulding & Co. Limited ("Faulding"). It has licensed its rights in Israel to Teva Pharmaceutical Industries, Ltd. ("Teva"). In addition, the company has licensed its rights for Japan, South Korea and Taiwan to Kanebo, Ltd. ("Kanebo"). The licensees are required to pay the company royalties based on their net sales for up to ten years after their first commercial sale of the product. In 1996, the company entered into a distribution agreement with Teva for the sale of Hexalen in 14 eastern European and three South American countries. Under the agreement with Teva, the company will supply Hexalen to Teva at an agreed upon supply price. In January 1997, the company signed an agreement with Canton Pharmaceuticals (USA), Inc. ("Canton") for distribution of Hexalen in China and Hong Kong. Under the terms of that agreement, the company sells Hexalen to Canton at a supply price which decreases as volume sales of Hexalen increase in China.

         The company has entered into an exclusive marketing and distribution agreement for Hexalen with Societe de Conseils, de Recherches et d'Applications Scientifiques ("SCRAS"), an affiliate of Beaufour IPSEN, for the United Kingdom, Germany and The Netherlands with rights of SCRAS to extend the territory to Belgium, Ireland, Italy, Luxembourg, Portugal, and Spain for a term of up to seven years. Under the terms of the agreement, the company supplies Hexalen to SCRAS at negotiated prices.

         The company has entered into an exclusive distribution and marketing agreement with Eli Lilly InterAmerica, Inc., an affiliate of Eli Lilly and Company, for Hexalen in Canada. Under the terms of the agreement another affiliate of Eli Lilly and Company, Eli Lilly Canada Inc. ("Eli Lilly Canada") has rights to distribute and market Hexalen in Canada for five years and under certain circumstances will have the right to extend the agreement for an additional five years. The company supplies Hexalen to Eli Lilly Canada at an agreed upon supply price.

         There can be no assurance that the company will derive meaningful revenues from any of these arrangements.

         Manufacturing. The company is dependent on third party suppliers for the manufacture of Hexalen. The company has one approved source of altretamine drug substance and two approved sources for the finished dosage form of Hexalen. See "Government Regulation."

         NeuTrexin(R) (trimetrexate glucuronate for injection)

         General Description. NeuTrexin is a lipid-soluble intravenously administrable analogue of methotrexate, a commonly-used anticancer agent. In December 1993, the FDA approved the company's NDA, and the HPB granted commercial clearance, for NeuTrexin with concurrent leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe PCP in immunocompromised patients, including patients with AIDS, who are intolerant of, or are refractory to, trimethoprim-sulfamethoxazole therapy or for whom trimethoprim-sulfamethoxazole is contraindicated. In September 1994, the CPMP recommended approval for NeuTrexin with concurrent leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia in patients with AIDS who are intolerant of or refractory to standard therapy or for whom standard therapy is contraindicated. NeuTrexin was designated a "high tech" drug under the CPMP's Concertation Procedure which provided for concurrent review of the dossier by the then twelve members of the EU and provides up to ten years of regulatory exclusivity in the EU markets upon approval. Following the positive CPMP recommendation, the company has applied for local regulatory approvals in the EU member countries. As of February 28, 1997, local health regulatory approvals for NeuTrexin have been received in Denmark, France, Germany, Ireland, Luxembourg, the United Kingdom, Spain, Greece, Sweden, Portugal and The Netherlands.

         Marketing. The company launched its NeuTrexin marketing program in the United States during early 1994. During 1996, the company entered into a co-promotion agreement with ALZA Corporation to co-promote NeuTrexin in the

United States. Under the terms of that agreement, the company directs the marketing program. The company's approximately fifteen-person sales force and ALZA's approximately forty-five-person sales force promote NeuTrexin to health care providers who treat PCP. The marketing program consists of direct mail, symposia and promotion to prescribing physicians by the company's and ALZA's sales representatives. NeuTrexin is distributed through pharmaceutical wholesalers and is prescribed by physicians treating PCP. Commercial sales of NeuTrexin in the United States commenced in January 1994. Sales of NeuTrexin declined in 1996 compared to 1995 due, the company believes, to the promotional emphasis placed on the launch of Ethyol, and a decline in the incidence and severity of PCP due to improvements in treatment for HIV and prophylactic treatment for patients at risk for PCP. In the United States the company has obtained a registered trademark for NeuTrexin, the company's brand of trimetrexate glucuronate. The company is also pursuing trademark registrations for NeuTrexin in a number of foreign countries.

         Clinical Trials. The company is investigating NeuTrexin as an anticancer agent. A Phase II study of escalating doses of NeuTrexin in combination with 5-FU and leucovorin in patients with colorectal cancer who had previously failed 5-FU based chemotherapy was conducted at Memorial Sloan-Kettering Cancer Institute. Based on positive results from this trial, a multicenter Phase II trial of NeuTrexin in combination with 5-FU and leucovorin in 36 patients with metastatic colorectal cancer was conducted. This study also provided positive results and the company is continuing to investigate NeuTrexin for colorectal cancer. In follow-up, two Phase II trials in previously treated colorectal cancer patients and two randomized controlled Phase III trials of 5-FU and leucovorin with and without NeuTrexin have been initiated. There can be no assurance that these trials will result in data sufficient to support any application for regulatory approval of NeuTrexin for cancer treatment. Pharmacologic properties of NeuTrexin also suggest possible applications in the management of non-neoplastic diseases such as psoriasis and rheumatoid arthritis. Research into topical and oral formulations of NeuTrexin is underway. The development of these dosage forms will facilitate clinical research not only in patients with diseases such as AIDS and cancer, but may also allow for an extended role for NeuTrexin in patients with benign diseases (such as psoriasis and rheumatoid arthritis), although no assurance can be given that such trials, if conducted, will yield approved indications.

         Licenses of NeuTrexin to the Company. The company has obtained an exclusive license to the United States Government's U. S. patent claiming a method of treating PCP with trimetrexate. The term of exclusivity is seven years from the first commercial use of the product. After this period of exclusivity, the company also has a non-exclusive license until the last of the licensed patents expires. Under the terms of its agreement with the United States Government, the company is required to pay royalties based on net sales of NeuTrexin. Pursuant to an agreement with Warner-Lambert Company ("Warner-Lambert"), the company has obtained an exclusive worldwide license to manufacture and market NeuTrexin for use in cancer or PCP under the patent rights and know-how held by Warner-Lambert, including a composition of matter patent on the form of NeuTrexin approved for commercial sale. Under the agreement, the company is required to pay to Warner-Lambert royalties based on net sales of NeuTrexin. The agreement may be terminated by Warner-Lambert in a country outside the United States if commercial sales are not commenced in such country by the first anniversary of the date on which NeuTrexin could legally be sold in such country.

         Patents and Orphan Drug Status. As noted above, the company has licensed, on an exclusive basis, Warner-Lambert's NeuTrexin patents, including those relating to composition of matter and manufacturing processes. One of those patents, a composition of matter patent on the form of NeuTrexin approved for commercial sale, was issued March 15, 1983 and, pursuant to new legislation, will be entitled to a term of 20 years from the date of the first U.S. filed application for that patent, October 31, 1980. Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, an application has been filed and a certificate granted which extends the term of the patent for 1,286 days, a period relating to the time NeuTrexin was under review by the FDA. Therefore, the extended expiration date for this patent is May 9, 2004. The company has rights to the foreign counterparts of this U.S. Patent in many

European markets. These foreign counterpart patents were filed in 1981 and are due to expire in 2001. The company is applying for supplementary patent protection in the EU countries where health regulatory approvals for NeuTrexin have been received and where there is a foreign counterpart patent. Such supplementary protection may be granted for a period of up to five additional years; however, there can be no assurance that supplementary protection will be granted for any such patent or that, if granted, the extension will be for the full term requested. As of January 15, 1997, supplementary protection has been granted in France, Luxembourg, the United Kingdom and Sweden each for a five year term.

         The company also has an exclusive license in the United States for a U.S. Government patent claiming a method of treating PCP infection with trimetrexate. See "Principal Products --NeuTrexin-- Licenses of Trimetrexate to the Company."

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

         Distribution and Marketing Agreements. In May 1996, the company entered into a co-promotion agreement with ALZA Corporation to co-promote the company's products NeuTrexin and Hexalen in the United States. See "Principal Products - Hexalen - Distribution and Marketing Agreements."

         The company has entered into an exclusive distribution agreement with Eli Lilly InterAmerica, Inc. for the sale of NeuTrexin in Canada. The company has entered into an exclusive distribution agreement with SCRAS for NeuTrexin for the PCP indication for Belgium, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain and the United Kingdom. Under both of those agreements, the company sells NeuTrexin at an agreed upon supply price. The company has licensed its rights for NeuTrexin in Scandinavia to Swedish Orphan for seven years. Swedish Orphan is required to pay royalties to the company based on net sales of the product. In addition, the company has licensed its rights in over 35 countries in Latin America and Asia, the "Latin America/Asia Territories" to an affiliate of Schering-Plough Corporation ("Schering"), Schering Overseas Ltd. ("Schering Overseas"). Under the terms of this agreement, Schering Overseas is required to pay the company royalties and consulting fees based on net sales of NeuTrexin for up to ten years after first commercial sale of the product. Under certain circumstances, Schering Overseas may incur certain payment obligations for an additional five years after such ten year period.

         There can be no assurance that the company will derive meaningful revenues from any of these arrangements.

         Manufacturing. The company partially relies on third party manufacturers to supply NeuTrexin. The company has contracted with an approved source of drug substance as well as an approved source of finished product for NeuTrexin. In addition, the company's manufacturing plant located in Nijmegen, The Netherlands has received Dutch regulatory approval to manufacture the finished dosage form of NeuTrexin. The company supplies the EU markets with NeuTrexin manufactured at its Nijmegen manufacturing plant. The company has received FDA approval of its Nijmegen facility as a drug manufacturer for NeuTrexin for commercial sale in the United States. The company supplies the United States market with NeuTrexin manufactured primarily at its Nijmegen manufacturing plant and continues to purchase NeuTrexin for the United States market from its approved third party manufacturer.

         Ethyol(R) (Amifostine/WR-2721)

         General Description. Ethyol is an injectable agent for which the company's NDA was approved by the FDA in December 1995 as a selective cytoprotective agent to reduce the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer.

           On March 15, 1996, the company's supplemental NDA was approved by the FDA under the Accelerated Approval Regulations as a modification of the Ethyol indication to include treatment of patients with non-small cell lung cancer for the reduction of cumulative renal toxicity associated with repeated administration of cisplatin. Products approved under the Accelerated Approval Regulations require further adequate and well-controlled studies to verify and describe clinical benefit. The company has a clinical trial ongoing which the company anticipates may fulfill this requirement; however, there can be no assurance that the company's ongoing clinical trial will verify the clinical benefit of Ethyol for this indication. In the event the clinical trial fails to verify the clinical benefit of Ethyol for this indication, the FDA may, under certain circumstances, withdraw approval of this indication. See "Government Regulation."

         The CPMP originally recommended the company's drug Ethyol for approval at the CPMP meeting held on September 13, 1994. Ethyol was recommended to reduce the neutropenia related risk of infection (e.g. neutropenic fever) due to the combination regimen cyclophosphamide and cisplatin in patients with advanced (FIGO State III or IV) ovarian cancer. On July 26, 1996, the CPMP approved an expanded indication to include protection of patients with advanced solid tumors of non-germ cell origin from cumulative nephrotoxicity of cisplatin and cisplatin-containing regimens, where unit doses of cisplatin range from 60-120 mg/m2, in conjunction with adequate hydration measures. As of February 28, 1997, Ethyol has received approvals from EU member countries from the local health regulatory authorities in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Luxembourg, The Netherlands, Portugal, Spain and the United Kingdom.

         Ethyol was approved for commercial sale in Canada in April, 1996 and launched by an affiliate of Eli Lilly and Company in August, 1996. See Ethyol--Distribution and Marketing Agreements.

         In December 1996, after reviewing a chemistry and manufacturing supplement to the Ethyol NDA, the FDA cleared for marketing a room temperature crystalline form of Ethyol. This crystalline form of Ethyol is claimed in issued United States patents. See "Ethyol - Patents, Orphan Drug Status and NDA Exclusivity." The company intends to make crystalline Ethyol commercially available in the United States in 1997 through its exclusive distributor in the United States, ALZA.

         Marketing. Through an agreement with ALZA, Ethyol was launched in the United States in April, 1996. Under the terms of the agreement with ALZA, ALZA has exclusive marketing rights to Ethyol in the United States. ALZA's marketing program consists of direct mail, journal advertising, symposia and promotion to prescribing physicians by ALZA's approximately forty-five-person sales force with co-promotion by the company's approximately fifteen-person sales force. Ethyol is sold by the company to ALZA, and then ALZA sells Ethyol to distributors and wholesalers which supply Ethyol for prescription sales. In the United States the company has obtained a registered trademark for Ethyol, the company's brand of amifostine. The company is also pursuing trademark registrations for Ethyol in a number of foreign countries.

         Clinical Trials. The company has an ongoing clinical trial it is hopeful will fulfill the FDA's requirement that products approved under the Accelerated Approval Regulations undergo further adequate and well-controlled studies to verify and describe clinical benefit. See "Principal Products - Ethyol - General Description" and "Government Regulation." The company is also continuing to investigate the use of Ethyol to protect normal tissues from the toxic effects of certain forms of chemotherapy and radiation therapy in a number of tumor types without reducing the antitumor effects of these modalities. The company is also investigating Ethyol's potential role as a bone marrow stimulant in myelodysplastic bone marrow syndromes ("MDS"). MDS is a condition in which the bone marrow is typically ineffective in its production of the major elements-red blood cells, neutrophils and platelets. No assurance can be given that the results of these clinical studies will support additional regulatory filings or approvals for Ethyol.

         Additional Phase II and Phase III trials investigating Ethyol as a radio-protective agent are ongoing in the United States and Europe. The company anticipates filing regulatory dossiers for Ethyol's use as a radio-protective agent, if satisfactory data results, when these studies are complete. No assurance can be given that the results of these clinical trials will support regulatory filings or that an application for regulatory approval for Ethyol as a radiation protectant, if submitted, will be approved.

         Additional International New Drug Submissions. In Europe, the company is in the process of seeking registration of an Ethyol dossier in the countries comprising the European Free Trade Association ("EFTA") (Austria, Finland, Iceland, Liechtenstein, Norway, Sweden and Switzerland). As of February 28, 1997, within the EFTA region, the company has achieved approval for Ethyol in Switzerland, Austria and Finland (Austria and Finland are now member states of the EU). No assurance can be given that the remaining EFTA applications, if submitted, will be approved. Through its marketing partner for the Far East/Latin American Territory, Schering Overseas, dossiers have been submitted in numerous countries in that territory. Within the Far East/Latin American Territory, as of February 28, 1997, Ethyol was approved for commercial sale in Argentina, Chile, Hong Kong, India, Mexico and Uruguay. While additional regulatory approvals for Ethyol are being pursued throughout the Far East/Latin American Territory, there can be no assurance that additional approvals will be received. Ethyol was approved in South Africa in March, 1996, Australia in August, 1996 and Israel in October, 1996.

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

         Patents, Orphan Drug Status and NDA Exclusivity. The original United States composition of matter patent on Ethyol expired in July 1992. The company has developed proprietary new dosage forms of crystalline amifostine and a novel method for manufacturing crystalline amifostine. The company has a patent from the U.S. Patent and Trademark Office for a method of manufacturing crystalline amifostine and the resulting dosage form utilizing such method of manufacture of crystalline amifostine. The company also has a U.S. patent on crystalline amifostine dosage forms which patent claims are independent of the method of manufacture. Both patents expire in July 2012. The company has foreign counterpart patent applications pending, however there can be no assurance that such patent applications will result in issued patents in foreign jurisdictions.

         Upon approval of the NDA for Ethyol in December 1995, the product received seven years' marketing exclusivity under the Orphan Drug Act for the approved indication, ovarian cancer. Ethyol has also been designated as an orphan drug for use as a chemoprotective agent for cyclophosphamide in the treatment of advanced ovarian carcinoma, and as a chemoprotective agent for cisplatin in the treatment of metastatic melanoma. If the company obtains the first NDA approval for the product for either of these indications, Ethyol would be eligible for seven years of orphan marketing exclusivity for such approved indication.

         In addition, upon approval of the NDA for Ethyol, the product became entitled to a period of marketing exclusivity under the Food, Drug, and Cosmetic Act. Under the relevant provision of that Act, if an NDA is approved for a drug that has not been the subject of any prior NDA approval, no Abbreviated New Drug Application ("ANDA") referring to that drug may be submitted for five years from the date of the NDA approval (or four years if the drug is covered by a patent, unless the ANDA applicant challenges the patent). Because Ethyol is the first amifostine product to receive an NDA approval, it is entitled to protection against FDA approval of an ANDA for a period of five years, plus the time required for the FDA to review and approve an ANDA for the product. This exclusivity does not, however, prohibit the submission or FDA approval of subsequent full NDA's by other sponsors based on such sponsors' separate clinical investigations. See "Government Regulation," "Patents, Trademarks and Trade Secrets," and Orphan Drug Status."

         Distribution and Marketing Agreements. The company has entered into an exclusive marketing and distribution agreement with ALZA for Ethyol in the United States. Under the terms of the Agreement, ALZA has exclusive rights to market Ethyol in the United States for five years and is responsible for sales and marketing; the company's sales force co-promotes the product with ALZA. Under the terms of this agreement, the company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol revert to the company, and ALZA will receive payments from the company for ten years based on sales of Ethyol in the United States.

         The company has entered into an exclusive marketing and distribution agreement with Scherico Ltd., ("Scherico") a subsidiary of Schering, for Ethyol in the countries comprising the EU and EFTA (the "European Territories"). Under the original terms of its agreement with Scherico, the company was to share in operating profits/losses (as defined in the agreement) generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. As of August 31, 1996, the company and Scherico amended their agreement. Under this amendment, the company no longer shares in operating profits/losses, but rather, Scherico purchases Ethyol from the company at a price based on a percentage of the net sales of Ethyol in the Major Markets. Under the amendment, Scherico paid the company $4.2 million.

         Under the terms of the agreement, as amended, Scherico's exclusive rights to market the product will continue for seven years from January 1, 1997. The company may co-promote Ethyol with Scherico for the two years following such seven year period. Thereafter, the company will reacquire sole marketing rights. Under certain circumstances Scherico is required to pay the company milestone payments as regulatory approvals, if any, are obtained. There can be no assurance that milestone payments will be made to the company under the agreement. After reacquiring sole marketing rights, the company will pay Scherico a percentage of net sales, if any, from the European Territory for a period of three years. Under the terms of the agreement, the company supplies Ethyol to Scherico. The contract provides that Scherico may terminate the agreement at any time by providing 180 days written notice to the company of its desire to terminate the agreement. There can be no assurance that the agreement will not be terminated by Scherico. Sales of Ethyol to Schering for the European Territory have been gradually increasing, however, there can be no assurance that sales will continue to grow.

         In a separate agreement, the company has licensed Ethyol to Scherico for territories comprising Eastern Europe, Australia, New Zealand, Iran, Iraq, South Africa, Botswana, Namibia and Zimbabwe (the "Eastern Europe/Africa/Australia/New Zealand Territories"). Under this agreement, Scherico is required to pay the company royalties and consulting fees for fifteen years following the date of first commercial sale of Ethyol in these territories. Scherico paid milestone payments to the company upon approval of Ethyol in Australia and South Africa. The agreement provides Scherico with the right to negotiate for additional products the company wishes to introduce into those territories.

         The company has licensed Ethyol to Schering Overseas in the Latin America/Asia Territories. Schering Overseas purchases Ethyol from the company and is required to pay the company royalties and consulting fees for ten years following the first commercial sale of the product. Schering Overseas may incur certain payment obligations for an additional five years under certain circumstances.

         The company has granted exclusive distribution rights for Ethyol in Canada to Eli Lilly Interamerica, Inc. an affiliate of Eli Lilly and Company and Eli Lilly Canada Inc., ("Eli Lilly Canada"). Under the terms of the agreement, Eli Lilly has exclusive rights to distribute Ethyol in Canada for five years and under certain circumstances will have the right to extend the agreement for an additional five years. The company supplies Ethyol to Eli Lilly Canada at an agreed upon supply price.

         In Israel, the company has licensed Ethyol to Teva. Ethyol was approved in Israel in October, 1996. Under this license, Teva is required to pay the company royalties on net sales of Ethyol in Israel for a period of ten years following the first commercial sale of the product.

         The company is seeking a marketing partner for Ethyol for Japan, South Korea and Taiwan.

         There can be no assurance that the company will derive meaningful revenues from any of these arrangements.

         Manufacturing. The company relies on an approved third party source for supply of drug substance for Ethyol. The company's facility located in Nijmegen, The Netherlands has been approved by the FDA to manufacture Ethyol for the United States market. The company's Nijmegen facility has also been approved by the Dutch regulatory authorities to manufacture Ethyol for commercial sale in Europe. In addition, the company has an agreement with an approved contract manufacturer to produce the finished dosage form of Ethyol for the United States and international markets.

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

         License of AZQ to the company. The company obtained an exclusive license from the United States Government to market AZQ in the United States. The term of exclusivity is until March 1998. Thereafter, the company will have a non-exclusive license until the last of the licensed patents expires. The company is required to pay royalties to the United States government based on net sales of AZQ.

         Patents. A composition of matter patent for AZQ and two patents for the use of AZQ as an antitumor agent are held by the United States Government. The composition of matter patent will expire in 1997 and the use patents expired in March, 1996. See "Government Regulation," "Patents, Trademarks and Trade Secrets."

         Manufacturing. AZQ for investigational use has been produced by third party contractors for the NCI. The company has identified a source for development and manufacture of AZQ drug substance for commercial supply with which the company is negotiating a supply agreement. No assurance can be given that the company will reach agreement with a third party for supply of AZQ. To date all AZQ used in clinical trials has been supplied by the NCI.

         FddA

         General Description. Under the terms of an agreement with the National Institutes of Health of the United States Public Health Service, the company received a worldwide exclusive license to the United States government's patent rights for use of the compounds FddA and its active metabolite, FddI, for the treatment of HIV infection, HIV-related infection or HIV-related disease in humans. FddA is an acid stable, purine-based reverse transcriptase inhibitor that in preclinical studies compared favorably to AZT against HIV in comparative studies conducted in SCID (immune-deprived) mice. In in vitro laboratory studies of HIV, FddA has not demonstrated cross-resistance to three commercially available treatments for AIDS (AZT, ddI, ddC) and has shown synergistic activity with AZT.

         Clinical Trials. Both the company and the NIH intend to pursue the clinical development of FddA. The NCI has filed an Investigation New Drug Application and initiated a phase I clinical study of FddA in 1996. The company has not yet begun a clinical trial of FddA. There can be no assurance that the clinical trials will lead to the filing of a regulatory application for approval of FddA, and if such an application is filed, that any such application would be approved. FddA is in the very early stages of clinical development. There are numerous risks associated with development of a new drug. For a description of the steps required before a drug may be marketed in the United States see "Government Regulation."

         License of FddA to the Company. The Company obtained a worldwide exclusive license from the United States Government for FddA for the field of use for treatment of HIV infection, HIV-related infection or HIV-related disease in humans using FddA or FddI. The license extends until the expiration of the last to expire of the Licensed Patents under the agreement. Under the terms of the agreement, the company is required to pay the government royalties on sales of FddA and FddI.

         Patents. The government has filed patent applications covering, inter alia, FddA and FddI in the United States Patent and Trademark Office and in certain foreign jurisdictions. A United States patent has issued to the government on February 27, 1996 covering compositions of matter for, inter alia, FddA and FddI. A United States Patent issued to the United States government on October 15, 1996 covering methods of using FddA to treat a human infected with HIV and/or AIDS. A United States Patent issued to the United States government on August 9, 1994 covering synthesis of FddA. The company has an exclusive license to these patents. See "License of FddA to the Company."

         See "Government Regulation," "Patents, Trademarks and Trade Secrets" and "Orphan Drug Status."

         Manufacturing. The company has had FddA manufactured in limited quantities to prepare for early clinical trials. The company intends to rely on a third party source for supply of FddA. The company is in the process of identifying a drug substance and drug product manufacturer for larger quantities of FddA for any larger clinical studies that might be conducted.

               PALA Disodium Salt (Sparfosate Sodium)

         General Description. PALA disodium salt ("PALA") is an injectable drug for which clinical studies to evaluate its ability to enhance the activity of certain chemotherapeutic agents, in particular, fluorinated pyrimidines have been conducted. The most extensively used fluorinated pyrimidine is 5-fluorouracil ("5-FU"), which is employed in the treatment of colorectal, breast and upper gastrointestinal (stomach and pancreas) cancers.

         Clinical Trials. Both the company and the NCI initiated Phase III clinical trials of PALA plus 5-FU in the United States in 1989. The company has also conducted a Phase II clinical trial of PALA and 5-FU in Canada, and a Phase III clinical trial of 5-FU/ methotrexate plus PALA in the United Kingdom and other European countries for patients with advanced colorectal cancer. To date, the company has not filed any application for regulatory approval of PALA and there can be no assurance that the company will file any application for regulatory approval for PALA or that, if any such application is filed, that regulatory approval will be obtained for PALA.

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

         Patents and Orphan Drug Status. The United States Government and Warner-Lambert have asserted the United States rights to a United States composition of matter patent for PALA which expires in 1997 and to three other patents, two of which are composition of matter patents and one of which is a process patent, which expire from 1996 to 1999 (collectively, the "PALA Patents"). In addition, the company has filed patent applications in the United States and certain foreign countries to cover the use of PALA for the treatment of the viral conditions described above. A patent issued in the United States on February 13, 1996 covering methods of using PALA in the treatment of certain primary and secondary viral infections. In addition, the company has filed a divisional application in the United States directed to compositions of matter containing PALA and other therapeutic agents, and to methods of treating or preventing certain viral infections. However, there can be no assurance that the company will continue to pursue these patent applications or if pursued, that patent(s) will be granted for the subject matter in the PALA foreign patent applications or the United States divisional patent application.

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

Drugs in Preclinical Development

         The following drugs are in varying stages of preclinical development by the company. While the company believes that these drugs may have efficacy in the treatment of cancer, significant research and development, including clinical testing, will be required to develop these drugs. There can be no assurance that these drugs will prove to be safe and effective in clinical trials. Moreover, other obstacles, including the ability to manufacture the drugs, must also be surmounted. In addition, in certain cases, licenses under which the company has obtained the drugs require the achievement of development milestones by the company. There is no assurance that these milestones will be met.

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

         Mitomycin-C Analogues. Under the terms of an agreement with the Vincent
T. Lombardi Cancer Center at Georgetown University, the company received a worldwide exclusive field of use license to a series of analogues of mitomycin-C. Mitomycin-C is an anticancer agent used for the treatment of gastrointestinal cancer and breast cancer. The company has licensed the rights to two Georgetown University U.S. patents relating to Mitomycin-C analogues. However, under the terms of its agreement with Georgetown, if the company did not meet certain development benchmarks, Georgetown retained the right to revoke such license rights. The company has not met those benchmarks and there can be no assurance that the failure to meet the benchmarks will not result in a revocation of such license rights by Georgetown.

Other License Options

         Pursuant to its license agreement with Scherico, the company has granted to Scherico a right to negotiate in good faith to license company products for the Eastern Europe/Africa/Australia/New Zealand Territories covered by the license agreement.

         Pursuant to its distribution agreement with SCRAS, the company has granted SCRAS an option to commercialize Hexalen in six EU countries.

Research and Development

         Research. The company does not currently have proprietary research and preclinical development facilities since its initial strategy has emphasized the acquisition of drugs and related therapies that have demonstrated some potential value in preclinical testing or clinical trials. The company does have facilities where the company conducts analytical chemistry in support of its regulatory applications and product development. The company's clinical studies, designed to provide the rigorous clinical testing required before a new drug can be approved by the FDA, are conducted by physicians, generally under clinical study agreements with the company. The company is dependent upon the ability of the investigating physicians to accrue patients to its sponsored clinical studies.

         Development. The company has established relationships with numerous preclinical programs in the United States and Europe for the purpose of conducting its preclinical research and development programs.

         Research and development expenses were $14,383,300 for 1996, $12,186,000 for 1995, $17,607,900 for 1994, and $99,546,400 for the period May
7, 1987 (inception) to December 31, 1996.

Marketing

         The market for chemotherapeutic drugs is highly concentrated and comprised principally of oncologists practicing in cancer treatment centers, large hospitals and private medical practices. The decision to use such drugs is primarily an individual physician's decision, and marketing efforts are focused on individual oncologists who prescribe such drugs. The market for intravenous therapies for PCP is concentrated in about 120 hospitals which are found primarily in major metropolitan areas. The use of such drugs may require acceptance onto an individual hospital's formulary. The company's marketing efforts are directed at prescribing physicians, pharmacists, and members of the formulary committees at these hospitals.

         In the United States, the company's marketing efforts are focused on approximately 5,500 physicians. This audience is comprised of two general physician groups, oncologists and physicians who treat PCP. With respect to Hexalen, the company has directed most of its marketing efforts to approximately 4,000 physicians who have prescribed Hexalen at some point since its introduction or have reasonable potential to prescribe Hexalen. With respect to NeuTrexin, the company has directed its marketing efforts to approximately 1,500 specialists who treat PCP. Under the terms of its co-promotion agreement with ALZA for Hexalen and NeuTrexin, the company is responsible for directing the marketing program for these products. See "Principal Products - Hexalen - Marketing." The company uses its own sales force of approximately fifteen representatives plus ALZA's approximately forty-five person sales force to personally contact as many of those physicians as possible. Under the terms of its agreement with ALZA for Ethyol, ALZA has exclusive marketing rights to Ethyol. Thus, ALZA directs the marketing program in the United States for Ethyol. See "Principal Products - Ethyol - Marketing."

         Hexalen and NeuTrexin are supplied through pharmaceutical wholesalers in the United States. Representatives of the company have contacted wholesalers by mail and have visited major wholesalers personally to establish account relationships and distribution channels. It is normal and customary in the pharmaceutical business in the United States for wholesalers and distributors to be able to return pharmaceutical products that remain unsold at their expiration date. It is generally the company's policy to accept return of out-of-date pharmaceutical products which the company has sold to the wholesalers and distributors for direct end-market sales. These returns are accepted under terms and conditions set by the company.

         To commercialize its products outside the United States, the company has entered into agreements with other companies. See "Principal Products - NeuTrexin - Distribution and Marketing Agreements" "Principal Products - Hexalen
- Distribution and Marketing Agreements" and "Principal Products - Ethyol - Distribution and Marketing Agreements."

         The company had five employees engaged in marketing and business development activities in addition to its specialty-oriented sales force in 1996. Staff expansions may be required upon the expansion of indications for previously approved drugs or the approval of other products currently in development.

Competition

         The sales potential of a pharmaceutical product is dependent upon numerous variables, including efficacy, toxicity, trends in current treatment regimens, established treatment algorithms, ease of incorporation into combination regimens, reimbursement, pharmacoeconomic impact, clinical data, price, acceptance by physicians, marketing, distribution and competitive products. The availability of patent protection or marketing exclusivity afforded by orphan drug status or regulatory exclusivity afforded by the Food, Drug and Cosmetic Act, and the ability to obtain expanded labeling are also critical. See "Government Regulation."

         The company is engaged in a business that is highly competitive. Many companies, including well known pharmaceutical companies, are marketing anticancer drugs and drugs for the treatment of AIDS and allied diseases and seeking to develop new products and technologies for the treatment of cancer, AIDS and allied diseases. Many of these drugs, products and technologies are, or may be, in the future, competitive with the company's drugs. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the company and may be better equipped than the company to develop, market and manufacture these therapies. In addition, many such companies have had significantly greater experience both in undertaking preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining the approval of the FDA or other regulatory authorities to market products for health care. Accordingly, the company's competitors may succeed in obtaining regulatory approval of such products before the company obtains approval of its own products. The company is also competing with respect to marketing capabilities and manufacturing efficiency. No assurance can be given that drugs developed by the Company will be able to compete successfully against therapies already established in the marketplace or against therapies which may result from advances in biotechnology or other forms of therapy that may render the company's drugs less competitive or obsolete. In addition, the company's drug may become subject to generic competition at such times that generic applications for drug approval may be filed and approved by the FDA.

         In the United States, the company believes that Bristol-Myers Squibb Company holds the largest share of the chemotherapy market both in terms of approved products and annual sales, and therefore dominates the market place. Other companies maintaining an active oncology marketing and sales presence include Schering-Plough Corporation, Pharmacia & Upjohn, Zeneca (a subsidiary of Imperial Chemical Industries PLC), Hoffman-La Roche, Immunex Inc. (a subsidiary of American Home Products), Amgen, Inc., Chiron Corporation, Rhone-Poulenc Rorer S.A., Eli Lilly and Company and SmithKline Beecham p.l.c.

         In the United States, Glaxo Wellcome, Inc., Hoffman-LaRoche, Inc., Pharmacia & Upjohn, Inc., Gensia, Inc. and Fujisawa Pharmaceutical Co., Ltd. participate in the PCP market.

         Other groups active in anticancer and AIDS research include universities and public and private research institutes. These institutions are becoming increasingly competitive in recruiting personnel from the limited supply of highly qualified clinical physicians, academic scientists and other professionals. However, the company believes that such institutions represent an important source of novel compounds for in-licensing, since often their mission does not include bringing compounds to market and/or they generally lack the capabilities to do so.

Manufacturing

         The company has a small volume parenteral manufacturing facility in Nijmegen, The Netherlands, to manufacture the company's injectable drug supplies. The plant has undergone an intense validation and qualification program aimed at regulatory approval for commercial manufacturing and testing. The Nijmegen manufacturing facility received approval of the Dutch regulatory authorities and is now able to manufacture Ethyol and NeuTrexin for commercial sale in Europe. The Nijmegen manufacturing facility has also been inspected by the FDA and approved as a manufacturing site for NeuTrexin and Ethyol for commercial sale in the United States. The company relies on third parties to manufacture drug substance for all of its products and to a decreasing, but still important extent, on third parties to manufacture its finished drug products under contract. There can be no assurance that third party manufacturers will give the company's orders highest priority, or that the company would be able to readily find a substitute manufacturer if one were needed on short notice. See "Principal Products" for information regarding manufacturing of the company's products.

Distribution and Marketing Agreements

         The company commercializes all three of its marketed products through various contractual arrangements with other companies and, therefore, the company is highly dependent on its contractual partners for sale of its drug products. No assurance can be given that the companies with which the company has entered into contractual arrangements to sell its products will give the company's products sufficiently high priority. See "Principal Products." In addition, there may be disagreements or disputes that may arise between the company and its commercial partners which could materially adversely affect the sale of the company's products.

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

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, a United States product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of the Act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. See "Principal Products -- NeuTrexin -- Patents and Orphan Drug Status." This law also establishes a period of time following FDA approval of certain new drug applications during which other sponsors may not submit an ANDA for the drug. There can be no assurance that the company will be able to take advantage of either the patent term extension or market exclusivity provisions of this law.

         No assurance can be given that any patent issued to, or licensed by, the company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. No assurance can be given that the company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the company's patents or applications or that the patents of others will not have an adverse effect on the ability of the company to do business. Moreover, the company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and recognizes that its patent position, therefore, may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained may be weaker than that provided by domestic patents.

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

         The steps required before a drug may be marketed in the United States include (a) preclinical laboratory and animal tests, (b) submission to the FDA of an application for an Investigational New Drug exemption (an "IND"), which must become effective before human clinical trials may commence, (c) human clinical trials to establish the safety and efficacy of the drug, (d) the submission of a detailed NDA to the FDA, and (e) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each establishment where the drug is to be manufactured for sale in the United States must be registered with the FDA. Domestic manufacturing establishments must comply with current good manufacturing practices ("GMP") and are subject to periodic inspections by the FDA. Foreign manufacturing establishments also must comply with GMP and are subject to periodic inspection by the FDA and/or by local authorities under agreement with the FDA.

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

         Clinical trials involve the administration of the investigational drug to patients. Clinical trials typically are conducted in three phases which generally are conducted sequentially. Drugs are first tested in Phase I for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. With respect to anticancer agents, testing typically is done with a small group of patients with advanced cancers that have proved unresponsive to other forms of therapy. Phase I testing typically takes one year to complete. Phase II involves tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes from one and one-half to two and one-half years to complete. When a drug shows efficacy in Phase II evaluations, expanded Phase III trials are generally undertaken to evaluate the overall risks and benefits of the drug in relationship to the treated disease in light of other available therapies. Phase III studies generally take from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all. Furthermore, company and/or the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

         The company is engaged in an extensive program of clinical trials which hopefully will demonstrate the efficacy, safety and benefit of these drugs to patients. However, there are risks inherent in each stage of drug development and there can be no assurance that the findings in Phase I or Phase II clinical trials will be confirmed in Phase III clinical trials.

         The company is and will continue to be dependent upon and require that the laboratories and medical institutions conducting its preclinical studies and clinicals trials maintain both good laboratory and good clinical practices and that the manufacturers of its compounds maintain compliance with current GMP requirements. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit, or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the company's ability to generate product revenues or royalties. There can be no assurance that regulatory approval will be obtained for a product under development by the company. Moreover, even if approval is granted, such approval may entail commercially unacceptable limitations on the labeling claims for which a product may be marketed.

         The results of the preclinical studies and clinical trials are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the drug. The NDA also includes information pertaining to the chemistry, formulation, activity and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. The NDA review process takes more than two years on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. However, the process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating efficacy in order to approve an NDA. The FDA may however, request additional information, such as long term toxicity studies or other long-term studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

         In December of 1992, the FDA issued regulations (Accelerated Approval Regulations) under which the agency will accelerate approval of certain drugs and biological products for serious or life-threatening illnesses, with provisions for any necessary continued study of the drugs' clinical benefit, after approval or with restrictions on use, if necessary. Accelerated approval is considered in two situations: (1) when approval can be reliably based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that reasonably suggests clinical benefit or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity, pending completion of studies to establish and define the degree of clinical benefits to patients; and (2) when FDA determines that a drug, effective for the treatment of a disease, can be used safely only if distribution or use is modified or restricted. Drugs approved under the Accelerated Approval Regulations will have met the requisite standards for safety and effectiveness under the Federal Food, Drug, and Cosmetic Act, and thus will have full approval for marketing. Under these regulations, FDA has the authority to withdraw approval, following a hearing, if: (1) a postmarketing clinical study fails to verify clinical benefit; (2) the applicant fails to perform the required postmarketing study with due diligence; (3) use after marketing demonstrates that postmarketing restrictions are inadequate to assure safe use of the drug product; (4) the applicant fails to adhere to the postmarketing agreed upon; (5) promotional materials are false or misleading; and (6) other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.

         Under the regulations governing accelerated approvals, promotional materials must be submitted to the FDA at least 30 days prior to the intended time of initial dissemination of such materials. This is in contrast to the FDA's requirement for drugs approved by the FDA not under the Accelerated Approval Regulations, where promotional materials must be provided to FDA upon first use.

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

         The product testing and approval process is likely to take a substantial number of years, and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. The FDA also may require post-marketing testing and surveillance to monitor the product and its continued compliance with regulatory requirements. Upon approval, a drug may only be marketed for the approved indications in the approved dosage forms and at the approved levels. In addition, for commercial sales in the United States, the drug must be manufactured at manufacturing sites approved by the FDA for the manufacture of the particular drug. Therefore, the company is highly dependent on the ability of the approved facility or facilities to manufacture the particular drug. A fire or other disaster affecting an approved manufacturing site could have a materially adverse effect on the ability of the company to supply a particular drug product. In addition, foreign regulatory authorities also require that manufacturing sites for drugs be approved to manufacture the particular drug.

         Adverse experiences with the product must be reported to the FDA and other regulatory authorities. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA standards, or may otherwise order the suspension of manufacture, recall or seizure if non-compliant product is discovered. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

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

         The company also will be subject to foreign regulatory requirements governing clinical trials, manufacturing of products, marketing of products, product approvals, and pricing approvals. Whether or not FDA approval has been obtained, approvals by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. Under its agreement with licensees and distributors in foreign countries, the company may require the licensee or the distributor to be responsible for obtaining regulatory approvals in their respective territories.

         The company's research and development activities and manufacturing activities involve the controlled use of hazardous materials and chemicals. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the company could be held liable for any resulting damages, and any such liability could exceed the resources of the company which would have a material adverse effect on the company's business, financial condition, and results of operation.

         There continue to be significant changes in health care and the way health care is delivered. The company is unable to predict the effect of future changes to health care and its delivery on the future operation of the company's business. Changes affecting drug pricing, drug reimbursement, prescription benefits, and levels of reimbursement for drugs, among others, could have a materially adverse effect on the company's business.

Employees

         As of January 31, 1997, the company employed 151 persons full-time, of whom 52 were engaged in research and development; the others were in manufacturing, administrative, sales and marketing or executive positions. A significant percentage of the company's management and employees have had prior experience with other pharmaceutical companies.

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

Product Liability Insurance

         The testing, marketing and sale of human health care products by the company entails an inherent risk that product liability claims may be asserted against the company. The company's therapies may be carcinogenic or toxic. The testing and sale of human health care products by the company entails inherent risk that product liability claims may be asserted against the company. The company currently carries product liability coverage on a claims made and reported basis in the aggregate amount of $20,000,000 per policy year. The company believes such coverage is commercially reasonable in light of its current operations, although there can be no assurance that such coverage will ultimately be adequate. As the company expands the scope of its clinical testing and marketing of its products, the company will be exposed to far greater potential liabilities.

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

Item 2.  Properties.

         The company's principal offices comprise approximately 26,400 square feet of space in West Conshohocken, Pennsylvania. The space is rented pursuant to a lease which expires on October 31, 1998. The company also leases 10,000 square feet of laboratory space in Exton, Pennsylvania which is used as an analytical laboratory conducting small scale product analysis, testing and development. This laboratory space is leased pursuant to a lease that expires June 30, 1998, subject to the company's option to extend the lease for an additional two-year term.

         The company's United Kingdom operations are conducted through its subsidiary, USB Pharma Limited and are presently housed in an 8,689 square foot office in an office building in Watford, Hertfordshire, England. This space is rented pursuant to a ten-year lease the term of which begins March 25, 1997. This lease can be terminated at the end of five years subject to an early termination fee of (pound)50,000.

         The company's manufacturing facilities are held in its Dutch subsidiary, USB Pharma B.V., and are located in The Netherlands in an 18,000 sq. ft. facility designed to manufacture sterile products. The facility was purchased in March 1993 for $2,250,000. The company has invested approximately $3,158,800 in renovations to the facility. The facility became subject to a mortgage of approximately $680,000 in March 1994. The company leases warehouse space in Nijmegen, The Netherlands of approximately 9,000 sq. feet. This space is subject to a lease that is subject to termination by the company in 1998.

         The company believes that its present facilities are satisfactory for its current operations.

Item 3.  Legal Proceedings.

         On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On April 29, 1996, U.S. Bioscience filed a reply to plaintiff's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor the plaintiff's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg at which time the plaintiff was given leave to appeal against the judgment rendered in favor of U.S. Bioscience, Inc. The plaintiff will have a month to file an appeal from the date of service of the grounds for the judgment, which, as of March 15, 1997, have not been issued by the court. It is not possible to evaluate whether the plaintiff will appeal and, if the plaintiff appeals, how the case will be decided on appeal.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant

         The executive officers of the company are as follows:

          Name                      Age              Position
          ----                      ---              --------
Philip S. Schein, M.D.              57               Chairman, Chief Executive Officer,  and
                                                     Director
C. Boyd Clarke                      48               President, Chief Operating Officer and
                                                     Director

Robert I. Kriebel                   54               Executive Vice President, Chief Financial
                                                     Officer, Treasurer and Director
Barbara J. Scheffler                45               Senior Vice President, Corporate and
                                                     Scientific Affairs

Wolfgang Oster, M.D.                40               Senior Vice President, Worldwide Clinical
                                                     Research
Donald O. Brown                     54               Senior Vice President,
                                                     Pharmaceutical Operations

Martha E. Manning                   42               Senior Vice President, General Counsel
                                                     and Secretary

         Dr. Schein has been Chief Executive Officer and a Director of the company since its formation in May 1987 and Chairman since May 1990. He held the office of President of the company from its formation until April 1992 and again from May 1995 to September, 1996. From April 1987 to May 1987 he was employed by U.S. Healthcare, Inc., then a publicly-owned operator of health maintenance organizations ("HMO's") to commence the business undertaken by the company. From January 1987 to February 1987 Dr. Schein was a consultant in drug development to Unimed, Inc., a pharmaceutical company, and Professor of Medicine and Pharmacology at the University of Pennsylvania. Dr. Schein served as Vice President of Worldwide Clinical Research and development, Smith, Kline & French Laboratories, the pharmaceutical division of SmithKline Beckman Corporation, from October 1983 to December 1986. Dr. Schein was the Scientific Director of the Vincent T. Lombardi Cancer Research Center at Georgetown University School of Medicine in Washington, D.C. from July 1982 to October 1983, Chief of the Division of Medical Oncology from August 1974 to October 1983 and Professor in the Departments of Medicine and Pharmacology from August 1974 to October 1983. From July 1971 to August 1974 he was a senior investigator at the NCI and head of the Clinical Pharmacology Section. Dr. Schein is a former President of the American Society of Clinical Oncology and a former Chairman of the FDA Oncologic Drugs Advisory Committee, where he received the Commissioner's Special Citation and the Wiley Medal for outstanding service. In September 1994 Dr. Schein was appointed by President Clinton to a six year term on the National Cancer Advisory Board. He has published more than 350 articles and texts relating to basic and clinical research and drug development and is the recipient of numerous scientific and medical awards and honors. He is a Director of Oncor Inc., a biotechnology-based diagnostics company and Medicis Pharmaceutical Corporation, a research intensive pharmaceutical company focused on dermatology.

         Mr. Clarke was elected to the Board of Directors in September 1996 when he joined the company as President and Chief Operating Officer. From 1977 until he joined the Company, Mr. Clarke held various positions with Merck & Co. and its affiliates, including Vice President, Strategy, Alliance Management and

Development of Merck Vaccines from 1995 to 1996; President of Pasteur-Merieux MSD, from 1993 to 1994; General Manager, Pasteur-Merieux - Merck Affairs of Merck & Co., Inc., from 1992 to 1993; and Executive Director, Corporate Planning of Merck & Co., Inc., from 1988 to 1992. In March, 1997, Mr. Clarke was elected to the board of directors of OraVax, Inc., a biopharmaceutical company engaged in the discovery and development of oral vaccines and noninjected antibody products.

         Mr. Kriebel joined the company in April 1991 as Senior Vice President - Finance and Administration and Treasurer and was elected Director in May 1991. On September 26, 1996, Mr. Kriebel was promoted to the position of Executive Vice President, Chief Financial Officer and Treasurer. He held various positions with Rhone-Poulenc Rorer Inc. (formerly Rorer Group Inc.) from 1974 until November 1990. From 1987 to November 1990 he was Vice President and Controller of Rorer Group Inc.'s Armour Pharmaceutical Company. In 1986, Mr. Kriebel was Vice President - Investor Relations of Rorer Group Inc. and from 1979 to 1985 he was Treasurer of Rorer Group Inc.

         Ms. Scheffler was named Senior Vice President, Corporate and Scientific Affairs in August 1996. From February 1995 to August 1996 she had been Senior Vice President Project Management. From November 1991 to February 1995, she was Senior Vice President, Clinical Operations and Regulatory Affairs. She was Vice President-Clinical Operations from July 1987 to November 1991 and Secretary from May 1987 to August 1991 and from January 1993 to May 1993. From September 1973 to April 1987, she held various positions in the Biostatistics and Clinical Information Departments of Worldwide Clinical Research and Development at Smith, Kline & French Laboratories, including Manager, Worldwide Clinical Sciences Administration.

         Dr. Oster joined the company on December 10, 1992 and early in 1993 became Vice President, Clinical Research, located in the company's Watford, United Kingdom office. Effective December 11, 1996, Dr. Oster was promoted to the position of Senior Vice President, Worldwide Clinical Research and relocated to the company's United States offices in West Conshohocken, Pennsylvania. Prior to joining U.S. Bioscience, he served as director of clinical research and development for oncology at Behringwerke/Hoechst in Marburg, Germany from 1989 to 1992. He continues as adjunct professor and member of the faculty of the Albert-Ludwig University, Freiburg, Germany. He is a graduate of the University of Mainz, Germany, where he earned the degree of Bachelor of Science and a graduate of the University of Mainz Medical School as well. He did post-doctoral training at the University of Mainz and the Memorial Sloan-Kettering Cancer Center in New York.

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

         Ms. Manning joined U.S. Bioscience as Vice President, General Counsel and Secretary in May 1993. In December, 1996, Ms. Manning was promoted to Senior Vice President, General Counsel and Secretary. From July 1988 until joining U.S. Bioscience, she had served as General Counsel for The Wistar Institute of Anatomy and Biology, the nation's oldest independent basic biomedical research institute. From 1983 until joining Wistar, Ms. Manning had been an associate with the law firm Morgan, Lewis & Bockius.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The company's Common Stock is traded on the American Stock Exchange (the "AMEX") under the symbol "UBS." The following table sets forth the high and low sale prices for the Common Stock, adjusted for the 1 for 2 reverse stock split effected April 23, 1996, reported by the AMEX for the periods indicated.

                                              High                  Low
                                              ----                  ---
Year ended December 31, 1996
         First Quarter                       15 1/2                 9 3/8
         Second Quarter                      19 7/8                12 5/8
         Third Quarter                       13 7/8                 8 1/2
         Fourth Quarter                      15 1/2                 9 1/4

Year ended December 31, 1995
         First Quarter                        7 1/8                 4
         Second Quarter                      11 1/2                 4 1/8
         Third Quarter                       11 1/8                 7
         Fourth Quarter                      11 1/8                 7 1/4

               On March 4, 1997, there were 5,104 holders of record of Common Stock.

               The company has not paid any dividends on the Common Stock since its inception and does not intend to pay any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of the company's business.

Item 6.  Selected Financial Data.

               The selected financial data presented below for each of the five years in the period ended December 31, 1996, and the period May 7, 1987 (inception) through December 31, 1996, is derived from the company's audited financial statements. The selected financial information presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

                                                                                                                 For the
                                                                                                                  period
                                                                                                                May 7, 1987
                                                                                                                (inception)
                                                                                                                  through
                                                                YEAR ENDED DECEMBER, 31                           December
                                                   -------------------------------------------------------           31,
Statement of Operations Data:(1)                      1996       1995        1994         1993        1992          1996
                                                      ----       ----        ----         ----        ----       -----------
Revenues:
  Net sales                                         $10,785      $8,724      $7,210       $2,361      $3,511         $35,938
  Net investment income                               2,335       1,223       1,234        3,776       7,294          27,385
  Licensing, royalty and research income              7,344      21,398         102        2,067         618          33,083
                                                   --------    --------   ---------   ----------   ---------     -----------
     Total revenues                                  20,464      31,345       8,546        8,204      11,423          96,406
Expenses:
  Cost of sales                                       2,956       2,559       1,694          626         886           9,482
  Selling, general and administrative                12,275      16,583      13,233       18,639      14,028          89,925
  Research and development costs                     14,383      12,186      17,608       19,404      16,735          99,546
  Provision for litigation                               --          --          --       10,165          --          10,165
  Interest expense                                      537         255          52           --          --           1,905
                                                   --------    --------   ---------   ----------   ---------     -----------
     Total expenses                                  30,151      31,583      32,587       48,834      31,649         211,023
                                                   --------    --------   ---------   ----------   ---------     -----------
Net loss                                            ($9,687)      ($238)   ($24,041)    ($40,630)   ($20,226)      ($114,617)
                                                   ========    ========   =========   ==========   =========     ===========
Net loss per common share                            ($0.43)     ($0.01)     ($1.19)      ($2.05)     ($1.03)            --
                                                   ========    ========   =========   ==========   =========     ===========
Weighted average number of common shares             22,396      20,436      20,127       19,802      19,704             --
outstanding(2)

                                                                     DECEMBER 31,
                                                   ------------------------------------------------------
Balance Sheet Data:(1)                               1996        1995        1994       1993       1992
                                                     ----        ----        ----       ----       ----
Cash, cash equivalents and investments              $36,677     $45,596     $24,428    $48,364   $ 77,191
Working capital                                      34,126      42,577      21,536     43,377     74,683
Total assets                                         49,111      61,880      34,464     57,787     83,272
Long-term debt                                        1,845      19,088         997        387         --
Provision for litigation                                 --          --       2,301     10,165         --
Other long-term liabilities                           1,462       1,036         788        588        438
Deficit accumulated during the development stage   (114,617)   (104,930)   (104,692)   (80,651)   (40,021)
Stockholders' equity                                 36,894      28,788      23,939     38,090     77,490

(1) In Thousands, except per share amounts
(2) After giving effect to the 1 for 2 reverse stock split effected April 23, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         This report on Form 10-K contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, the success of the company and its collaborative partners in marketing, manufacturing and selling the company's products, the availability of adequate funds for the company's operations, the success of the company in obtaining timely regulatory approvals to market its potential products in the United States and other major markets, the success of the company in obtaining rights to new compounds for commercial development, policies relating to product pricing and reimbursement levels in the markets where the company's products are or may be commercialized, technological change and competition, the incidence of diseases for which the company's products are indicated, the product liability risks associated with being the manufacturer or seller of pharmaceutical products, and the company's reliance on its key personnel and collaborative partners.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements on pages F-1 to F-20.

         Since its inception in 1987, the company has devoted its efforts primarily to raising capital, recruiting personnel, identifying and acquiring drugs for further research and development, clinical development of such drugs and, since 1991, selling and marketing its drugs in the United States and commercializing its products in foreign markets through distribution agreements with established pharmaceutical companies. The company currently sells and markets, in conjunction with a co-promotion partner, three compounds in the United States: Hexalen, introduced in January 1991, NeuTrexin, introduced in January 1994 and Ethyol, which was made commercially available in April 1996. The company received regulatory approval to market Ethyol in the United States in December 1995. Ethyol is a cytoprotective agent for reducing cumulative renal toxicity associated with administration of cisplatin in patients with advanced ovarian and non-small cell lung cancers. Ethyol was launched by the company's U.S. distribution partner ALZA Corporation ("ALZA") in April 1996.

         The company has also received regulatory approval for Ethyol in several European countries, and received approval to expand the labeled indication in July 1996. The company's marketing partner for European territories, Scherico Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation, has launched Ethyol in Germany, the United Kingdom, France, Spain, Austria, Portugal, Switzerland, Finland, Greece and The Netherlands, and plans to begin sales in other European countries when regulatory approvals and, if necessary, local pricing and reimbursement approvals, are received. Ethyol was approved by Canadian regulatory authorities in late April 1996, where an affiliate of Eli Lilly and Company has marketing rights to the product and launched Ethyol during the third quarter of 1996.

         The company believes that its expenditures for research and development, marketing, capital equipment and facilities will continue to exceed revenues as a result of (i) continuing further clinical trials aimed at label expansion and regulatory approvals for Ethyol and NeuTrexin in the United States and Europe, (ii) the marketing of Hexalen, NeuTrexin and Ethyol in the United States and further Ethyol product introductions in Europe, (iii) expansion of clinical and preclinical testing of drug compounds, including expanded indications for existing drugs and (iv) development and enhancement of manufacturing and analytical capabilities.

          Commercial activities during 1996 centered around the launch of Ethyol in the United States with distribution partner ALZA, continued promotion and sale of Hexalen and NeuTrexin in the United States, support of Ethyol marketing in Europe with Scherico and the conclusion of an amendment to the marketing and distribution agreement for Ethyol in Europe with Scherico ("Scherico Amendment"). The company also entered into a co-promotion arrangement in the United States with ALZA for its drug products Hexalen and NeuTrexin. The company further pursued clinical programs to expand the approved indications for Ethyol and NeuTrexin, principally in cancer treatment regimens, achieve regulatory approvals for the use of Ethyol in non-small cell lung cancer in the United States and several European countries, and obtain the initial regulatory approvals for Ethyol in Canada, Australia and other foreign markets. Additionally, third party contract manufacturing was conducted at the company's manufacturing plant in The Netherlands and product development activities were continued on drug products Ethyol, NeuTrexin, FddA and AZQ.

         The stockholders of the company approved, at the company's 1996 annual meeting, a 1 for 2 reverse stock split effected April 23, 1996. Accordingly all references to the number of shares and per share amounts included in this annual report reflect this 1 for 2 reverse stock split.

         As part of a plan to enhance the company's ability to pursue its long-term commercial and research objectives, in December 1995, the company raised approximately $19 million in a private placement consisting of 560,056 shares of common stock and the issuance of $16.5 million in 4% three-year unsecured convertible debentures. The entire issue of convertible debentures was converted into 1,577,366 shares of the company's common stock during the first half of 1996.

         The company, in January 1995, following the December 1994 meeting of the Oncologic Drug Advisory Committee of the FDA, which withheld recommendation for the U.S. approval of Ethyol, went through an internal restructuring and downsizing in an effort to reduce expenditures so as to preserve financial resources for its research, product development and commercial objectives. This restructuring resulted in a reduction in the company's staffing levels and expenditures and a re-prioritization of research efforts focusing on near-term projects, which management believes may be capable of providing additional revenues. A one-time restructuring charge of approximately $600,000 principally to cover severance payments, was charged to earnings in the first quarter of 1995. The company's principal research activity in 1995 centered on the company's goal in achieving regulatory approval of Ethyol by the FDA. As noted above, the company was successful in achieving marketing approval of Ethyol by the FDA in December 1995. Commercial activities during 1995 primarily included the promotion and sale of Hexalen and NeuTrexin in the United States, the launch of Ethyol in Europe by marketing partner Scherico and the conclusion of a marketing and distribution agreement for Ethyol in the United States with ALZA. The company also pursued clinical programs to expand the label indications for Ethyol, NeuTrexin and Hexalen and to obtain initial regulatory approvals for Ethyol in several European countries and Canada. Additionally, start-up and validation efforts were completed at the company's manufacturing plant in The Netherlands. The company also acquired FddA, a product for the treatment of AIDS developed by the National Cancer Institute.

         In 1994, the company's principal commercial activity was the launch of NeuTrexin in the United States. The launch of NeuTrexin and the refocused marketing activity related to Hexalen, resulted in a 200% increase in sales over the 1993 year sales. Additionally, during 1994, as in 1993, the company's operations also centered around regulatory submissions and follow-up activities on Ethyol, NeuTrexin and Hexalen in the United States, Canada and Europe; start-up and validation work at the company's newly acquired manufacturing plant in The Netherlands; continued clinical development of late-stage compounds, Ethyol, PALA and Rogletimide; expanded preclinical testing and product development; and licensing and business development activities.

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

Results of Operations

1996 Compared with 1995

         Sales revenue increased by 24% to $10,785,200 for the year ended December 31, 1996 from $8,724,000 in the prior year. The $2.1 million increase was principally due to the launch of Ethyol in the United States in April 1996. The company sells Ethyol for use in the United States to ALZA under an exclusive distribution agreement and co-promotes Ethyol with ALZA utilizing its own sales force. Ethyol sales to the wholesale trade amounted to $9.4 million (as reported by ALZA)from the date of launch to December, 1996. Sales of the company's other two products, Hexalen and NeuTrexin declined in 1996 due, in part, to the promotional emphasis placed on the launch of Ethyol. In addition, the company believes that during 1996, the launch of competitive new products had a negative impact on sales of Hexalen. The company further believes that sales of NeuTrexin have been adversely affected by a decline in the incidence and severity of Pneumocystis carinii pneumonia ("PCP") due to improvements in the treatment for human immunodeficiency virus (HIV) and prophylactic treatment for patients at risk for PCP.

         Net investment income increased to $2,335,300 in the year ended December 31, 1996 from $1,223,100 in the same period of 1995. The $1.1 million increase is attributable to the increased portfolio balance resulting from the company's December 1995 private placement and the initial distribution fee received from ALZA as part of the U.S. distribution and co-promotion agreement for Ethyol consummated in late 1995.

         Licensing, royalty and other income decreased to $7,343,500 for the year ended December 31, 1996 as compared to $21,398,000 for the year ended December 31, 1995. The decrease is principally due to the $20 million recognized in 1995 for U.S. marketing and distribution rights for Ethyol from ALZA. During 1996 the company received $6.2 million from Scherico related to the Scherico Amendment. The company also received milestone payments from Eli Lilly and Schering-Plough related to regulatory approvals of Ethyol in Canada and Australia.

         Cost of sales, which consists of product manufacturing, testing, delivery and royalty expenses, increased in line with sales. As a percentage of sales, cost of sales in the year ended December 31, 1996, decreased to 27% from 29% in the prior year due principally to the sales of Ethyol to ALZA and additional sales revenue as a result of the above noted amendment to the Scherico European distribution agreement for Ethyol.

         Selling, general and administrative costs for the year ended December 31, 1996 decreased to $12,274,800 from $16,583,400 in 1995. The $4.3 million decrease is principally due to the inclusion in the 1995 period of a charge of $4.2 million for European losses generated under the original Scherico agreement and a $2.0 million charge accrued for marketing expenditure commitments under the U.S. Ethyol distribution agreement with ALZA. Excluding these items, selling, general and administrative costs increased over the prior year by $1.9 million primarily the result of higher personnel costs of $1.1 million and increased marketing and corporate expenses of $816,300.

           Research and development costs increased to $14,383,300 in the year ended December 31, 1996 as compared to $12,186,000 in the prior year. The $2.2 million increase is principally attributable to increased clinical grant expenses of $667,500, reflecting higher costs per trial and increased patient enrollment in the company's phase III clinical trial programs for Ethyol and NeuTrexin, higher product development costs of $505,300 primarily relating to drug products FddA and AZQ, increased personnel and facility costs of $589,000 and $163,600 respectively, higher travel costs of $256,600 and increased FDA fees of $203,400 resulting from fees imposed by the FDA on the company's manufacturing facility in The Netherlands.

         The net loss for 1996 was $9,687,400 or $0.43 loss per common share. This compares to a net loss in 1995 of $237,800 or $0.01 loss per common share. Excluding the $20 million payment from ALZA related to the U.S. Ethyol distribution agreement, the $4.2 million in accrued European losses related to the original Scherico Agreement and the $2 million charge accrued for marketing commitments related to the U.S. Ethyol distribution agreement, the 1995 loss would have been $14,037,800 or $0.69 loss per common share.


1995 Compared with 1994

         Sales revenue increased by 21% to $8,724,000 for the year ended December 31, 1995 from $7,209,700 in the prior year. The $1,514,300 increase was primarily due to increased sales of Hexalen in the United States and sales of initial launch quantities of Ethyol to Scherico for European distribution.

         Net investment income declined to $1,223,100 in the year ended December 31, 1995 from $1,234,700 in the same period of 1994. The $11,600 decrease resulted from a $510,600 decrease in interest income in the 1995 period due to a lower portfolio balance which was largely offset by an $88,800 gain on the portfolio as compared to a $410,200 loss recorded in the 1994 period.

         Licensing, royalty and other income increased to $21,398,000 for the year ended December 31, 1995 as compared to $102,000 for the 1994 period. The increase is principally due to the $20 million recognized from ALZA for U.S. marketing and distribution rights for Ethyol. The company also received in 1995 one-time payments for product distribution rights in Canada and Europe.

         Cost of sales, which consists of product manufacturing, testing, delivery and royalty expenses, increased in line with sales. As a percentage of sales, cost of sales in the year ended December 31, 1995, increased to 29% from 24% in the prior year period due principally to the sale of Ethyol to Scherico at approximately cost of manufacture under the original Scherico agreement.

         Selling, general and administrative costs for the year ended December 31, 1995 increased to $16,583,400, an increase of $3,350,700 over the 1994 expenditure of $13,232,700. The increase is principally due to the accrual of $4.2 million for the company's share of operating losses resulting from the launch of Ethyol in Europe by Scherico and the accrual of a one-time $2 million charge related to Ethyol U.S. launch expenses as part of the company's co-promotion arrangement with ALZA. These expenses were partly offset by reductions in U.S. marketing costs for NeuTrexin of $1.7 million, lower facility costs of $204,700 and reduced legal and consulting expenses of $383,500.

         Research and development costs for the year ended December 31, 1995 were $12,186,000 as compared to $17,607,900 in 1994. The $5.4 million reduction is principally due to the capitalization of manufacturing expenses with the start of commercial production at the company's manufacturing plant in The Netherlands of $2 million, lower personnel costs of $1.9 million, reduced professional and outside services expenses of $504,400 and reductions in travel costs of $141,700. In addition, lower clinical and product development expenditures of $752,500 resulted from the completion and scale-down of several development programs. These expense reductions were achieved principally as a result of the company's January 1995 internal restructuring.

         The net loss for 1995 was $237,800 or $0.01 loss per common share. This compares to a net loss in 1994 of $24,041,000 or $1.19 loss per common share.

Liquidity and Capital Resources

         Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen,

NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of December 31, 1996, the company's cash and investments totaled $36,676,600. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

         During 1996, net cash used in operations amounted to $8,664,800 principally reflecting the net effect of the factors discussed above under "Results of Operations" and offsetting decreases in current assets and liabilities. In current assets, the decrease reflects the receipt in January 1996 of a portion of the distribution fee paid by ALZA as part of the U.S. Ethyol distribution agreement. The decrease in current liabilities is due to the payment to Scherico, in April 1996, of the company's share of 1995 operating losses related to the original Ethyol European distribution agreement. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development will have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the healthcare and reimbursement system existing in each market where the company's products are or may become commercially available.

         In February 1997, the company entered into a Stock Purchase Agreement with ALZA pursuant to which the company agreed to sell to ALZA, subject to certain closing conditions, including, inter alia, Hart-Scott-Rodino clearance, 1,178,882 shares of the company's Common Stock for gross consideration of $21,526,400. The company believes its current cash and investments coupled with the funds to be received under the Stock Purchase Agreement with ALZA and anticipated revenues generated from product sales and other sources, will be sufficient to cover the company's anticipated level of cash requirements for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditure and other factors as discussed herein. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

         To meet its capital requirements, the company may from time to time seek to access public or private financing markets by issuing debt, common or preferred stock, warrants or other securities, either separately or in combination. The company may also seek additional funding through corporate collaborations or other financing vehicles, potentially including "off-balance sheet" financing through partnerships or corporations. There can be no assurance that such financings will be available at all or on terms acceptable to the company. In addition, market reaction to any such financings may adversely affect the price of the company's outstanding securities or debt.

         The company's net capital expenditures were $1,057,200 for the year ended December 31, 1996 and total $10,891,400 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995 and to manufacture Ethyol for the U.S. market in December 1996. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements and those of regulatory authorities in other countries including Good Manufacturing Practices, and are subject to inspection by governmental agencies to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $680,000 relating to the company's facility in The Netherlands was obtained in May 1994. The purchase price for this facility was $2,250,000 and $3,158,800 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $640,000, are planned during 1997.

         The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to, its success in generating significant revenues from sales; the performance of its sublicensees and distributors under sublicense and distribution arrangements for sales of its products; the time and cost required to manufacture and market its products; the time and cost required for clinical development of products to obtain regulatory approvals, including expanded labeling for its products which are already commercially available; obtaining the rights to additional commercially viable compounds; competitive technological developments; additional government-imposed regulation and control; and changes in healthcare systems which affect reimbursement, pricing or availability of drugs and market acceptance of drugs.

         The above factors may also affect realization of certain assets currently held by the company, principally investments in plant, equipment and inventory.

         In 1995, Scherico, the company's European distributor for Ethyol, launched Ethyol in several European markets where regulatory approvals had been received. Under the terms of its original agreement with Scherico, the company was to share in operating profits/losses generated from marketing and sales of Ethyol in Germany, the United Kingdom, Spain, Italy and France for a period of up to two years from November 23, 1994. The company paid its share of the 1995 operating losses ($4.2 million) in April 1996 and had accrued $892,000 during the first six months of 1996 for its estimated share of operating losses through the period. In September 1996, the Scherico Amendment was executed pursuant to which, retroactive to January 1, 1996, Scherico began to purchase Ethyol from the company at a price based on a percentage of in-market net sales and the company no longer participates in operating profits/losses previously shared by the parties. In addition, as noted above, Scherico paid the company a total of $6.2 million under the Scherico Amendment in the fourth quarter of 1996.

         In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for five years and will be responsible for sales and marketing. The company's U.S. sales force will co-promote the product with ALZA during this period. After the initial five-year period, ALZA has an option to extend its exclusive rights for one year. At the end of ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years based on in-market net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million and the agreement provides for $15 million in additional distribution fees to be paid to the company during the next few years based on the achievement of certain milestones related to the company's clinical development of Ethyol.

         As the company sells Ethyol to its partners, Scherico and ALZA, in quantities, which may or may not correspond to the product's resale to the pharmaceutical trade, the company's sales may fluctuate from period to period dependent upon the timing of its partners' delivery requirements and sales to the pharmaceutical trade as well as the levels of inventory they stock and maintain. Sales of Ethyol are also affected by the same factors noted elsewhere in this section on liquidity and capital resources. The company is hopeful that the commercialization of Ethyol in the United States and Europe will be successful. However, no assurances can be given that the company will achieve meaningful revenues under its agreements with ALZA and Scherico or its other distribution arrangements.

         The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the distribution fees from ALZA Corporation did bring the company close to a break-even position for calendar 1995 and the company reported net earnings in the third quarter of 1996 as a result of non-recurring items relating to the Scherico Amendment noted herein. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. There can be no assurance that the company will achieve significant revenues or profitable operations. For the period from May 7, 1987 (inception) through December 31, 1996, the company had an accumulated deficit of $114,617,200.

Item 8.  Financial Statements and Supplementary Data.

         Financial statements are set forth in this report beginning at page
F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 is contained in the company's definitive Proxy Statement with respect to the company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year, and is incorporated herein by reference thereto.

Item 11.  Executive Compensation.

         The information required by Item 11 is contained in the company's definitive Proxy Statement with respect to the company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is contained in the company's definitive Proxy Statement with respect to the company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year, and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is contained in the company's definitive Proxy Statement with respect to the company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year, and is incorporated herein by reference thereto.

                                     PART IV

Item 14.  Exhibits and Financial Statement Schedules.

  Financial Statements

           The following is a list of the consolidated financial statements of the company and its subsidiaries and supplementary data included in the report under Item 8.

                Report of independent auditors

                Consolidated Balance Sheets at December 31, 1996 and 1995

                Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994 and the period May 7, 1987 (inception) through December 31, 1996

                Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 and the period May 7, 1987 (inception) through December 31, 1996

                Consolidated Statement of Stockholders' Equity for the period May 7, 1987 (inception) through December 31, 1996

                Notes to Consolidated Financial Statements

  Schedules

           All financial schedules required to be filed in Part IV, Item 14(a) have been omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

  Reports on Form 8-K

           The company filed the following reports on Form 8-K during the fiscal year ended December 31, 1996:

                   Date of Report                  Items Covered
                   --------------                  -------------
                 December 12, 1995                      7
                 September 19, 1996                     5, 7
                 September 19, 1996                     7

3. Exhibits


  The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange Commission on March 22, 1991)

3.1.1 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-00077), filed with the Securities and Exchange Commission on January 5, 1996)

3.1.2 Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 7, 1995)

3.2             Bylaws, as amended

4.1 Warrant Agreement dated as of June 6, 1994 by and between the Registrant and Melon Bank, N.A. (incorporated by reference to
                Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

4.2 Rights Agreement dated as of May 19, 1995 by and between the Registrant and Chemical Melon Shareholder Services L.L.C. (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated June 7, 1995)

10.1* Agreement dated August 9, 1991, between the Registrant and Warner-Lambert Company, as amended by Amendment No. 1 dated December 12, 1991, Amendment No. 2 dated March 10, 1994 and Amendment No. 3 dated March 11, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
                1994)

10.2            Office Lease Agreement, dated September 1990, between U.S.
                Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange Commission on March 22, 1991)

10.2.1 Amendment No. 1, dated August 31, 1991, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(I)(ii) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.2.2 Addendum, dated April 8, 1992, to Amendment No. 1 of Office Lease Agreement between U.S. Bioscience and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.2 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.2.3 Amendment No. 2, dated June 30, 1995, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.3 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 1996)

10.3 Lease Agreement, dated June 15, 1992, between U.S. Bioscience, Inc. and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.3.1 Amendment No. 1, dated March 17, 1993, to Lease Agreement between the Registrant and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.3.2 Second Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated February 8, 1995 (incorporated by reference to Exhibit 10.3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.4 Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University, as amended May 27, 1988 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21, 1989)

10.4.1 Amendment No. 2, dated as of January 23, 1990, to Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University (incorporated by reference to Exhibit
                10.13.1 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 5,
                1990)

10.5 Letter agreement, dated January 22, 1992, between the Registrant and Chemsyn Science Laboratories (incorporated by reference to
                Exhibit 10(k) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27,
                1992)

10.6 License Agreement dated January 30, 1995 between the Registrant and National Institutes of Health (incorporated by reference to
                Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
                1995)

10.7 Agreement for Assignment of Rights, dated January 8, 1988, between the Registrant and Wyeth Laboratories, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21, 1989)

10.8* Amended and Restated License Agreement, effective as of May 1, 1993, between the Registrant and Southern Research Institute (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 1994)

10.9 Agreement, dated as of November 25, 1988, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit
                10.23 to the Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21, 1989)

10.9.1 Amendment No. 1, dated March 13, 1992 to Agreement dated as of November 25, 1988,between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10(o)(ii) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.10 License Agreement, dated as of December 6, 1990, between the National Technical Information Service and the Registrant (incorporated by reference to Exhibit 10(t) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange Commission on March 25, 1991)

10.11 Agreement, dated as of January 1, 1995, between the Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.11.1 Amendment, dated April 12, 1995, to Agreement dated January 1, 1995 between Registrant and Applied Analytical Industries, Inc.

10.11.2 Second Amendment, dated May 6, 1996, to Agreement dated January 1, 1995 between Registrant and Applied Analytical Industries, Inc.

10.12 Agreement, dated as of September 23, 1993, between the Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.12.1 Amendment, dated April 11, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc.

10.12.2 Amendment, dated December 12, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc.

10.13 U.S. Bioscience/Ganes PALA Research Agreement between the Registrant and Ganes Chemicals, Inc., signed by the Registrant on April 25, 1991 and countersigned by Ganes Chemicals, Inc. on April 29, 1991 (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.14 License Agreement, dated February 14, 1992, between the Registrant and Schering Overseas Limited (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.14.1 Amendment dated October 15, 1993 to License Agreement between the Registrant and Schering Overseas Limited (incorporated by reference to Exhibit 10.14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.15 License Agreement dated May 10, 1994 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.16* Distribution and Supply Agreement, dated as of May 10, 1993 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.16.1* Amendment to Distribution and Supply Agreement, dated as of August 31, 1996 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.16.1 to the Registrant's Current Report on Form 8-K/A dated September 19, 1996, filed with the Securities and Exchange Commission on December 19, 1996)

10.17 Agreement, dated as of March 10, 1994 between the Registrant and Sipsy S.A. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.18 License Agreement, effective November 28, 1990 between Registrant and National Technical Information Service (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.19           Stipulation of Settlement Civil Action No. 92-0678 (Dalzell, J.)
                dated January 19, 1994 (incorporated by reference to Exhibit
                10.19 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.20           Non-Executive Stock Option Plan (incorporated by reference to
                Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996)

10.21 Form of Subscription Agreement for sale of Common Stock by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated December 22, 1995)

10.22 Form of Note Purchase Agreement for sale of convertible notes by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 22, 1995)

10.23 Form of Convertible Note issued pursuant to Note Purchase Agreements for sale of convertible notes by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 3 to Registrant's Current Report on Form 8-K dated December 22,
                1995)

10.24 Form of Registration Rights Agreement with purchasers of Common Stock and convertible notes issued by the Registrant to investors in December 1995 (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated December 22, 1995)

10.25* Ethyol (Amifostine) Distribution and Marketing Collaboration Agreement between the Registrant and ALZA Corporation dated December 12, 1995 (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K/A dated December 12, 1995, filed with the Securities and Exchange Commission on April 29, 1996)

10.25.1 Amendment No. 2 to Distribution and Marketing Collaboration Agreement between the Registrant and ALZA Corporation dated as of February 3, 1997 (incorporated by reference to Exhibit
                10.25.2 to the Registrant's Current Report on Form 8-K dated February 3, 1997)

10.26 Stock Purchase Agreement between the Registrant and ALZA Corporation dated as of February 3, 1997 (incorporated by reference to Exhibit 10.25.1 to the Registrant's Current Report on Form 8-K dated February 3, 1997)

                Executive Compensation Plans and Arrangements

10.27 Employment Agreement, dated as of March 1, 1993 between the Registrant and Philip S. Schein, M.D. (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
                1995)

10.28 U.S. Bioscience, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15,
                1991)

10.29 U.S. Bioscience, Inc. 1987 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15,
                1991)

10.30 U.S. Bioscience, Inc. 1987 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.31 U.S. Bioscience, Inc. 1991 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.32           U.S. Bioscience, Inc. 1992 Stock Option Plan, as amended

10.33 Executive Benefits Plan and related Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.34           Pension Restoration Plan (incorporated by reference to Exhibit
                10.29 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.34.1 Amendment 1996-1 to Pension Restoration Plan (incorporated by reference to Exhibit 10.33.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996)

10.35           U.S. Bioscience, Inc. Income Deferral Plan

10.36           U.S. Bioscience, Inc. 1996 Non-Employee Directors Stock Option
                Plan

10.37 Executive Severance Agreement, dated October 14, 1991, between the Registrant and Philip S. Schein, M.D. (incorporated by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.38 Amendment dated September 22, 1992 to Executive Severance Agreement between the Registrant and Philip S. Schein, M.D. (incorporated by reference to Exhibit 10.25.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.39 Executive Severance Agreement, dated October 14, 1991, between the Registrant and Robert L. Capizzi, M.D. (incorporated by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.39.1 Amendment dated September 22, 1992 to Executive Severance Agreement between the Registrant and Robert L. Capizzi, M.D. (incorporated by reference to Exhibit 10.26.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.40 Agreement, dated March 4, 1996, between the Registrant and Robert L. Capizzi, M.D. (incorporated by reference to Exhibit
                10.37 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 1996)

10.41 Form of Executive Severance Agreement executed with each Senior Vice President, each Vice President, and the Controller of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.42 Executive severance arrangement, dated March 4, 1997, between the Registrant and C. Boyd Clarke.

10.43 Executive severance arrangement, dated March 4, 1997, between the Registrant and Wolfgang Oster, M.D.

22              Subsidiaries of the Registrant

23              Consent of Ernst & Young LLP, Independent Auditors

27              Financial Data Schedule

--------------
*Confidential portions have been omitted and have been separately filed with the Commission.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                U.S. BIOSCIENCE, INC.
Date:   March 21, 1997                     By:  /s/ PHILIP S. SCHEIN, M.D.
                                                --------------------------
                                                    Philip S. Schein, M.D.
                                                    Chief Executive Officer,
                                                    and Chairman

  Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Each person in so signing also makes, constitutes and appoints Philip S. Schein, M.D. and Robert I. Kriebel, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report.

             Signature                                        Title                               Date
             ---------                                        -----                               ----
    /s/ PHILIP S. SCHEIN, M.D.                  Principal Executive Officer and                March 21, 1997
--------------------------------------          Director
        Philip S. Schein, M.D.

    /s/ C. BOYD CLARKE                          Principal Operating Officer and                March 21, 1997
--------------------------------------          Director
        C. Boyd Clarke

    /s/ ROBERT I. KRIEBEL                       Principal Financial Officer and                March 21, 1997
--------------------------------------          Director
        Robert I. Kriebel

    /s/ MARK R. BAUSINGER                       Principal Accounting Officer                   March 21, 1997
--------------------------------------
        Mark R. Bausinger

    /s/ PAUL CALABRESI, M.D.                    Director                                       March 21, 1997
--------------------------------------
        Paul Calabresi, M.D.

    /s/ ROBERT L. CAPIZZI, M.D.                 Director                                       March 21, 1997
--------------------------------------
        Robert L. Capizzi, M.D.

    /s/ DOUGLAS J. MACMASTER                    Director                                       March 21, 1997
--------------------------------------
        Douglas J. MacMaster

    /s/ ALLEN MISHER, Ph.D.                     Director                                       March 21, 1997
--------------------------------------
        Allen Misher, Ph.D.

    /s/ JONAH SHACKNAI, Esq.                    Director                                       March 21, 1997
--------------------------------------
        Jonah Shacknai, Esq.

                                                Director
--------------------------------------
        Ellen V. Sigal, Ph.D.

    /s/ BETSEY WRIGHT                           Director                                       March 21 1997
--------------------------------------
        Betsey Wright

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Report of Independent Auditors.......................................................  F-2

Consolidated Balance Sheets at December 31, 1996 and 1995............................  F-3

Consolidated Statements of Operations for the years ended December 31, 1996,
1995 and 1994 and the period May 7, 1987 (inception) through
December 31,1996.....................................................................  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
1995 and 1994 and the period May 7, 1987 (inception) through
December 31, 1996....................................................................  F-5

Consolidated Statement of Stockholders' Equity for the period May 7, 1987
(inception) through December 31, 1996................................................  F-6

Notes to Consolidated Financial Statements...........................................  F-7

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
U.S. Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Bioscience, Inc. (a development stage enterprise) as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996, and for the period May 7, 1987 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bioscience, Inc. (a development stage enterprise) at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period May 7, 1987 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.



                                                       /s/ ERNST & YOUNG LLP



Philadelphia, Pennsylvania
February 13, 1997

                              U.S. BIOSCIENCE, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                                         ASSETS
                                                                                         DECEMBER 31,        DECEMBER 31,
                                                                                             1996                1995
                                                                                         ------------        ------------
Current assets:
       Cash and cash equivalents                                                        $  13,054,800       $  41,618,800
       Investments                                                                         23,621,800           3,977,400
       Accounts receivable, net                                                             1,926,200             802,500
       Interest receivable                                                                    220,700              60,000
       Inventories                                                                          2,592,000           2,165,100
       Other                                                                                1,620,400           6,922,200
                                                                                        -------------       -------------
                 Total current assets                                                      43,035,900          55,546,000

       Property, plant and equipment at cost, less accumulated depreciation                 6,075,200           6,334,300
                                                                                        -------------       -------------
                 Total assets                                                           $  49,111,100       $  61,880,300
                                                                                        =============       =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accrued compensation and related payroll taxes payable                           $   1,717,700       $   1,937,600
       Accrued clinical grants payable                                                      1,611,600             716,300
       Accrued product manufacturing costs payable                                            747,300             384,300
       Accrued  marketing costs payable                                                       448,500             125,900
       Accrued professional fees payable                                                      658,000             393,200
       Line of credit                                                                         664,600             676,000
       Current maturities of long-term debt                                                   732,200             721,300
       Accounts payable and other accrued liabilities                                       2,329,700           8,014,400
                                                                                        -------------       -------------
                 Total current liabilities                                                  8,909,600          12,969,000

   Long-term liabilities:
       Long-term debt, net of current maturities                                            1,845,400           2,587,600
       Other long-term liabilities                                                          1,461,800           1,035,800
       Convertible debentures                                                                    --            16,500,000
                                                                                        -------------       -------------
                 Total long-term liabilities                                                3,307,200          20,123,400
                                                                                        -------------       -------------
                 Total liabilities                                                         12,216,800          33,092,400

   Stockholders' equity:
       Preferred stock, $.005 par value-5,000,000 shares authorized;
           none issued                                                                           --                  --
       Common stock, $.01 par value-50,000,000 shares authorized; 22,879,900 shares issued and outstanding at December 31, 1996, and 21,046,800 shares
           issued and outstanding at December 31, 1995                                        228,800             210,500
   Additional paid-in capital                                                             151,244,400         133,157,700
   Deficit accumulated during the development stage                                      (114,617,200)       (104,929,800)
   Foreign currency translation adjustment                                                     48,200             349,500
   Unrealized loss on investments                                                              (9,900)               --
                                                                                        -------------       -------------
                 Total stockholders' equity                                                36,894,300          28,787,900

                                                                                        -------------       -------------
                 Total liabilities and stockholders' equity                             $  49,111,100       $  61,880,300
                                                                                        =============       =============

                                                         See accompanying notes.

                              U.S. BIOSCIENCE, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------    FOR THE PERIOD
                                                                                                              MAY 7 ,1987
                                                                                                             (INCEPTION) TO
                                                             1996             1995             1994         DECEMBER 31, 1996
                                                        -------------     -------------     -------------   ------------------

Revenues:
   Net sales                                            $  10,785,200     $   8,724,000     $   7,209,700     $  35,938,400
   Net investment income                                    2,335,300         1,223,100         1,234,700        27,385,300
   Licensing, royalty and other income                      7,343,500        21,398,000           102,000        33,082,800
                                                        -------------     -------------     -------------    -------------
                                                           20,464,000        31,345,100         8,546,400       96,406,500

Expenses:
   Cost of sales                                            2,955,700         2,558,500         1,694,400         9,482,100
   Selling, general and administrative costs               12,274,800        16,583,400        13,232,700        89,924,800
   Research and development costs                          14,383,300        12,186,000        17,607,900        99,546,400
   Provision for litigation                                      --                --                --          10,165,000
   Interest expense                                           537,600           255,000            52,400         1,905,400
                                                        -------------     -------------     -------------    -------------
                                                           30,151,400        31,582,900        32,587,400      211,023,700
                                                        -------------     -------------     -------------    -------------

Net loss                                                $  (9,687,400)    $    (237,800)    $ (24,041,000)   ($114,617,200)
                                                        =============     =============     =============    =============



Net loss per common share                               $       (0.43)    $       (0.01)   $       (1.19)
                                                        =============     =============    =============



Weighted average number of common shares outstanding      22,395,600        20,436,100        20,127,200
                                                        =============     =============    =============

                                                         See accompanying notes.

                              U.S. BIOSCIENCE, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      YEAR ENDED DECEMBER 31,                  PERIOD MAY 7, 1987
                                                           ------------------------------------------------       (INCEPTION)
                                                                                                                    THROUGH
                                                                1996              1995            1994           DECEMBER 31, 1996
                                                            --------------    ------------     -------------    -------------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
   Net loss                                                 $  (9,687,400)    $   (237,800)    $ (24,041,000)    $  (114,617,200)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation                                              1,054,800        1,031,300         1,015,000           5,053,000
      Compensation element of stock option grants                    --               --           1,330,300           5,303,400
      Loss (gain) on investments                                    8,700           (1,200)          140,600             148,100
      Amortization of debenture interest                          154,300           44,400              --               198,700
      Change in accounts receivable                            (1,123,700)         (10,800)         (537,400)         (1,926,000)
      Change in interest receivable                              (160,700)          64,100            55,400            (220,700)
      Change in inventories                                      (482,900)        (325,500)          266,900          (2,658,200)
      Change in other current assets                            5,312,500       (6,142,600)          278,200          (1,572,600)
      Change in current liabilities                            (4,166,400)       5,106,200        (2,199,400)          7,297,900
      Provision for litigation                                       --            (59,500)         (105,500)         10,000,000
      Change in other long-term liabilities                       426,000          (69,700)          130,500           1,461,700
                                                            -------------     ------------     -------------     ---------------
           Total adjustments                                    1,022,600         (363,300)          374,600          23,085,300
                                                            -------------     ------------     -------------     ---------------
           Net cash provided by (used in) operating
             activities                                        (8,664,800)        (601,100)      (23,666,400)        (91,531,900)

Cash flows provided by (used in) investing activities:
      Proceeds from investments matured and sold               43,212,500       25,197,200       516,460,100       3,157,616,600
      Purchase of investments                                  62,875,300)      16,427,100)      481,137,300)     (3,181,391,300)
      Purchase of property, plant and equipment                (1,057,200)        (516,600)       (1,281,400)        (10,891,400)
                                                            -------------     ------------     -------------     ---------------
           Net cash provided by (used in) investing
             activities                                        20,720,000)       8,253,500        34,041,400         (34,666,100)

Cash flows provided by (used in) financing activities:
      Proceeds from issuance of common stock and
        private placement of securities                           191,900       18,694,700              --           128,496,200
      Proceeds from exercise of stock options                   1,258,800          360,900           405,300           7,475,000
      Proceeds from loan                                             --          2,400,000           646,000           3,219,100
      Proceeds from line of credit                                 92,100          676,000              --               768,100
      Repayment of long-term debt                                (689,200)        (214,700)             --              (903,900)
                                                            -------------     ------------     -------------     ---------------
           Net cash provided by (used in) financing
             activities                                           853,600       21,916,900         1,051,300         139,054,500

Effect of exchange rate changes on cash                           (32,800)         367,600            96,700             198,300
                                                            -------------     ------------     -------------     ---------------
Net increase (decrease) in cash and cash equivalents           28,564,000)      29,936,900        11,523,000          13,054,800
Cash and cash equivalents-beginning of period                  41,618,800       11,681,900           158,900                --
                                                            -------------     ------------     -------------     ---------------
Cash and cash equivalents-end of period                     $  13,054,800     $ 41,618,800     $  11,681,900     $    13,054,800
                                                            =============     ============     =============     ===============
Supplemental cash flow disclosure:
          Interest paid to affiliate                                 --               --                --       $     1,005,800
          Interest paid                                     $     629,100     $    210,900     $      26,300     $       878,400
          Subordinated debentures and accrued interest
            converted to common stock                       $  16,841,700             --                --       $    16,841,700


                                                         See accompanying notes.

                              U.S. BIOSCIENCE, INC.
                        ( A Development Stage Enterprise)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH DECEMBER 31, 1996


                                                                     COMMON STOCK                    CLASS B STOCK
                                                            NUMBER OF                         NUMBER OF
                                                             SHARES            AMOUNT          SHARES            AMOUNT
                                                         -------------    ---------------    -----------    ---------------
Issuance of shares for initial cash contribution
  of capital ($.01 per share of common stock
  and $.005 per share of Class B stock)                      4,500,000    $      45,000        1,000,000     $       5,000
    Net loss for the period May 7, 1987 (inception)
       through December 31, 1987                                  --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1987                                 4,500,000           45,000        1,000,000             5,000
    Net loss for the year ended December 31, 1988                 --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1988                                 4,500,000           45,000        1,000,000             5,000
    Proceeds from exercise of stock options                      1,300             --               --                --
    Compensation related to stock options                         --               --               --                --
    Issuance of shares ($12.00 per share, less costs)        1,250,000           12,500             --                --
    Conversion of class B stock to common stock                500,000            5,000       (1,000,000)           (5,000)
    Net loss for the year ended December 31, 1989                 --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1989                                 6,251,300           62,500             --                --
    Proceeds from exercise of stock options                    142,900            1,400             --                --
    Compensation related to stock options                         --               --               --                --
    Issuance of shares ($18.00 per share, less costs)        2,012,500           20,200             --                --
    Net loss for the year ended December 31, 1990                 --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1990                                 8,406,700           84,100             --                --
    Proceeds from exercise of stock options                    250,300            2,500             --                --
    Compensation related to stock options                         --               --               --                --
    Issuance of shares ($57.00 per share, less costs)        1,150,000           11,500             --                --
    Issuance of shares for a 2 for 1 stock dividend          9,807,000           98,000             --                --
    Net loss for the year ended December 31, 1991                 --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1991                                19,614,000          196,100             --                --
    Proceeds from exercise of stock options                    132,200            1,400             --                --
    Compensation related to stock options                         --               --               --                --
    Net loss for the year ended December 31, 1992                 --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1992                                19,746,200          197,500             --                --
    Proceeds from exercise of stock options                     53,300              500             --                --
    Compensation related to stock options                         --               --               --                --
    Net loss for the year ended December 31, 1993                 --               --               --                --
    Foreign currency translation adjustment                       --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1993                                19,799,500          198,000             --                --
    Proceeds from exercise of stock options                     37,600              400             --                --
    Class action settlement                                    548,200            5,500             --                --
    Compensation related to stock options                         --               --               --                --
    Net loss for the year ended December 31, 1994                 --               --               --                --
    Foreign currency translation adjustment                       --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1994                                20,385,300          203,900             --                --
    Proceeds from exercise of stock options                    101,400            1,000             --                --
    Class action settlement                                       --               --               --                --
    Proceeds from private placement of securities              560,100            5,600             --                --
    Net loss for the year ended December 31, 1995                 --               --               --                --
    Foreign currency translation adjustment                       --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1995                                21,046,800          210,500             --                --
    Proceeds from exercise of stock options                    255,500            2,500             --                --
    Conversion of warrants                                         200             --               --                --
    Conversion of debentures                                 1,577,400           15,800             --                --
    Net loss for the year ended  December  31, 1996               --               --               --                --
    Foreign currency translation adjustment                       --               --               --                --
    Unrealized loss on investments                                --               --               --                --
                                                         -------------    -------------    -------------     -------------
Balance at December 31, 1996                                22,879,900    $     228,800             --       $        --
                                                         =============    =============    =============     =============

                              RESTUBBED FROM ABOVE




                                                                                                                       TOTAL
                                                               ADDITIONAL       ACCUM-                                 STOCK-
                                                                PAID-IN         ULATED           OTHER                HOLDERS'
                                                                CAPITAL         DEFICIT         EQUITY                 EQUITY
                                                            -------------   --------------     -------------     --------------
Issuance of shares for initial cash contribution
  of capital ($.01 per share of common stock
  and $.005 per share of Class B stock)                    $   1,000,000     $        --       $        --       $   1,050,000
    Net loss for the period May 7, 1987 (inception)
       through December 31, 1987                                    --          (1,030,500)             --          (1,030,500)
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1987                                   1,000,000        (1,030,500)             --              19,500
    Net loss for the year ended December 31, 1988                   --          (1,556,800)             --          (1,556,800)
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1988                                   1,000,000        (2,587,300)             --          (1,537,300)
    Proceeds from exercise of stock options                          400              --                --                 400
    Compensation related to stock options                        305,900              --                --             305,900
    Issuance of shares ($12.00 per share, less costs)         14,061,400              --                --          14,073,900
    Conversion of class B stock to common stock                     --                --                --                --
    Net loss for the year ended December 31, 1989                   --          (5,743,300)             --          (5,743,300)
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1989                                  15,367,700        (8,330,600)             --           7,099,600
    Proceeds from exercise of stock options                      143,500              --                --             144,900
    Compensation related to stock options                        269,000              --                --             269,000
    Issuance of shares ($18.00 per share, less costs)         33,009,700              --                --          33,029,900
    Net loss for the year ended December 31, 1990                   --          (4,924,900)             --          (4,924,900)
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1990                                  48,789,900       (13,255,500)             --          35,618,500
    Proceeds from exercise of stock options                    3,349,600              --                --           3,352,100
    Compensation related to stock options                      1,038,900              --                --           1,038,900
    Issuance of shares ($57.00 per share, less costs)         61,444,300              --                --          61,455,800
    Issuance of shares for a 2 for 1 stock dividend              (98,000)             --                --                --
    Net loss for the year ended December 31, 1991                   --          (6,540,100)             --          (6,540,100)
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1991                                 114,524,700       (19,795,600)             --          94,925,200
    Proceeds from exercise of stock options                    1,336,400              --                --           1,337,800
    Compensation related to stock options                      1,452,400              --                --           1,452,400
    Net loss for the year ended December 31, 1992                   --         (20,225,800)             --         (20,225,800)
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1992                                 117,313,500       (40,021,400)             --          77,489,600
    Proceeds from exercise of stock options                      614,300              --                --             614,800
    Compensation related to stock options                        906,900              --                --             906,900
    Net loss for the year ended December 31, 1993                   --         (40,629,600)             --         (40,629,600)
    Foreign currency translation adjustment                         --                --            (291,800)         (291,800)
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1993                                 118,834,700       (80,651,000)         (291,800)       38,089,900
    Proceeds from exercise of stock options                      404,900              --                --             405,300
    Class action settlement                                    7,753,200              --           7,758,700
    Compensation related to stock options                      1,330,300              --                --           1,330,300
    Net loss for the year ended December 31, 1994                   --         (24,041,000)             --         (24,041,000)
    Foreign currency translation adjustment                         --                --             395,700           395,700
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1994                                 128,323,100      (104,692,000)          103,900        23,938,900
    Proceeds from exercise of stock options                      359,900              --                --             360,900
    Class action settlement                                    2,241,200              --                --           2,241,200
    Proceeds from private placement of securities              2,233,500              --                --           2,239,100
    Net loss for the year ended December 31, 1995                   --            (237,800)             --            (237,800)
    Foreign currency translation adjustment                         --                --             245,600           245,600
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1995                                 133,157,700      (104,929,800)          349,500        28,787,900
    Proceeds from exercise of stock options                    1,256,300              --                --           1,258,800
    Conversion of warrants                                         4,500              --                --               4,500
    Conversion of debentures                                  16,825,900              --                --          16,841,700
    Net loss for the year ended  December  31, 1996                 --          (9,687,400)             --          (9,687,400)
    Foreign currency translation adjustment                         --                --            (301,300)         (301,300)
    Unrealized loss on investments                                  --                --              (9,900)           (9,900)
                                                           -------------     -------------     -------------     -------------
Balance at December 31, 1996                               $ 151,244,400     $(114,617,200)    $      38,300        36,894,300
                                                           =============     =============     =============     =============


                                                         See accompanying notes.
                                      F - 6

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

1. Organization

         U.S. Bioscience, Inc. (the "company"), was incorporated in the State of Delaware on May 7, 1987. Following the initial issuance of its shares in August 1987, the company was 80% owned by U.S. Healthcare, Inc., ("USHC"). In October 1987, USHC paid a special dividend to its stockholders in the form of the company's common stock. USHC distributed 46% of the company's common stock and retained a 34% equity interest in the company. In August 1992, USHC distributed its remaining shares in the company to USHC shareholders as a dividend.

         The company entered into an agreement with Marion Laboratories, Inc. ("Marion"), in September 1989 pursuant to which Marion purchased 1,250,000 shares of newly issued U.S. Bioscience common stock pursuant to a Stock Purchase Agreement for a total investment of $15,000,000; net proceeds to the company, after related costs, were $14,073,900. By January 1996, Marion had sold its entire holding of U.S. Bioscience common stock.

         In February 1990, the company completed a public offering of 2,012,500 shares of common stock, realizing net proceeds of $33,029,900. In May 1991, the company completed a second public offering of 1,150,000 shares of common stock, realizing net proceeds of $61,455,800.

         In December 1995, the company consummated a private placement of securities pursuant to which it sold a total of 560,056 shares of common stock for an aggregate price of $3.5 million and issued $16.5 million in three year, 4% unsecured convertible debentures for an aggregate price of $16.5 million, for a total financing of $20 million, excluding related fees and expenses. Net proceeds realized by the company in this private placement were $18,739,100. The investors who purchased the convertible notes converted the entire issue into 1,577,366 shares of the company's common stock during the first half of 1996.

         At the company's annual stockholders meeting on April 22, 1996, the company's stockholders approved a 1 for 2 reverse stock split effected April 23, 1996. Accordingly all references to the number of shares and per share amounts included in the financial statements and related notes thereto, reflect the 1 for 2 reverse stock split.

         The company established in 1993 two wholly-owned operating subsidiaries; USB Pharma B.V. incorporated in The Netherlands and USB Pharma Limited incorporated in the United Kingdom. USB Pharma B.V. operates the company's manufacturing plant located in Nijmegen, The Netherlands, and USB Pharma Limited manages the company's European clinical research activities. In 1995 the company established two wholly-owned subsidiaries in the State of Delaware, USB Resources, Inc. and USB Technologies, Inc., both of which were inactive during 1995 and 1996.

         The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through December 31, 1996, the company's revenues have been derived principally from investment income, from the sale of drug products, Hexalen, NeuTrexin and Ethyol, licensing of rights to develop and market certain products, and from contract development activities. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities and corporate organizational and administrative activities.

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

Investments

         The company follows Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this standard management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The investments held by the company at December 31, 1996 and 1995 were classified as available for sale, with the unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1995, the fair value approximated cost and accordingly there was no adjustment to stockholders' equity.

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

Product Revenues

         Product revenues are recognized upon shipment of inventory to the customer. The company's product revenues to date have principally been domestic sales of drug products Hexalen and NeuTrexin primarily to drug wholesalers in the United States and sales of Ethyol to the company's distribution partners. During 1996 a significant portion of the company's sales were to ALZA Corporation, the company's US distribution partner for Ethyol.

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


Net Loss per Share

         Net loss per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding have not been included in the net loss per share calculations since their effect would be antidilutive. All such calculations have been restated to reflect the 1 for 2 reverse stock split approved at the company's annual meeting and effected April 23, 1996.


Accounting for Stock Options

         The company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Note 11 of these notes to consolidated financial statements includes the required disclosure and pro forma information provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Investments

         Investments are comprised of the following:


                                                                             Fair Value at
             Name of Issuer                  Principal      Amortized        Balance Sheet
           and Title of Each                  Amount           Cost               Date
----------------------------------------------------------------------------------------------
December 31, 1996

U.S. Government obligations
    Treasury Notes                       $ 6,990,700       $ 6,991,300       $ 6,980,000
    Treasury Bills                         1,948,300         1,948,300         1,948,300
    Federal Home Loan Bank                 1,000,000         1,000,000           999,700
                                         -----------       -----------       -----------
                                           9,939,000         9,939,600         9,928,000
Corporate Bonds                            1,002,600         1,000,500         1,002,200
Corporate Discount Notes                  12,690,200        12,697,900        12,691,600
                                         -----------       -----------       -----------
Total                                    $23,631,800       $23,638,000       $23,621,800
                                         ===========       ===========       ===========
December 31, 1995
U.S. Government obligations
     Treasury Bills                      $   974,400       $   974,400       $   974,400
Corporate Bonds                            3,002,600         3,001,200         3,003,000
                                         -----------       -----------       -----------
Total                                    $ 3,977,000       $ 3,975,600       $ 3,977,400
                                         ===========       ===========       ===========

The investments held at December 31, 1996 will all mature during 1997


4. Inventories

         Inventory balances at December 31, are as follows:


                                      1996                       1995
                                -----------------          -----------------
Raw Materials                   $         850,500          $         813,300
Work in process                         1,121,500                    893,000
Finished goods                            620,000                    458,800
                                -----------------          -----------------
Total                           $       2,592,000          $       2,165,100
                                =================          =================

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Property, Plant and Equipment

         Property, plant and equipment balances at December 31, are as follows:


                                                     1996              1995
                                                 -----------      -------------
Land, buildings, and leasehold improvements      $ 2,071,900      $   2,106,500
Equipment, furniture and fixtures                  9,079,700          8,173,500
Accumulated depreciation                          (5,076,400)        (3,945,700)
                                                 -----------      -------------
Property, plant and equipment, net               $ 6,075,200      $   6,334,300
                                                 ===========      =============

6. Long-Term Debt

         Long-term debt at December 31, consisted of:


                                           1996               1995
                                      -------------       ------------
MELF equipment loan                   $     252,800       $    323,600
Mortgage loan                               589,400            685,300
Term loan                                 1,700,000          2,300,000
Convertible debentures                           --         16,500,000
Capital lease obligations                    35,400                 --
                                      -------------       ------------
                                      $   2,577,600       $ 19,808,900
Less current portion                        732,200            721,300
                                      -------------       ------------
Long-term debt                        $   1,845,400       $ 19,087,600
                                      =============       ============


         Maturities of long-term debt for each of the five years succeeding December 31, 1996 are; 1997-- $732,200; 1998--$733,600; 1999--$625,400;
2000--$81,400; 2001--$49,700; and thereafter $355,300.

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

         In May 1994, USB Pharma B.V., entered into a mortgage loan with Cooperatieve Rabobank B.A. in the amount of Dutch Guilders 1,180,000 (approximately $680,000) secured by the land and buildings of its manufacturing facility in Nijmegen, The Netherlands and guaranteed by U.S. Bioscience, Inc. Proceeds of this loan were used to partly fund the purchase of additional equipment for the company's manufacturing facility in The Netherlands. The mortgage loan has a 15-year term, requires quarterly Dutch Guilder installments of principal repayment which began in March 1995 and bears a quarterly variable interest rate. Interest is payable quarterly in Dutch Guilders and the current interest rate is 5.75%.

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

         In December 1995, the company issued a $20 million private placement of securities which consisted of 560,056 common shares issued for an aggregate price of $3.5 million and $16.5 million in unsecured convertible debentures ("Debentures"). The Debentures were to mature on December 6, 1998 and bore interest at the rate of 4% per annum. The company had the right to prepay the Debentures upon payment of a 21.21% premium. The company also had the right to require the conversion of the Debentures, which right the company could have exercised at any time or from time to time on or after March 27, 1996. During the first half of 1996, the investors who purchased the Debentures, converted, in six separate conversions, the entire issue receiving 1,577,366 shares of the company's Common Stock. The shares issued in the conversions also included 15,316 shares in payment of accrued interest on the converted principal. The conversion price was 82.5% of the average market price for the Common Stock for the five consecutive trading days ending one trading day prior to the date that each conversion notice was received by the company. The net proceeds from this placement in the amount of $18,739,100 were added to the company's working capital.

7. Line of Credit

         In June 1995, the company established a $1,000,000 credit line with an international financial institution. This line of credit is denominated in Dutch Guilders, currently bears an annual interest rate of 4.56% and is utilized by the company's subsidiary, USB Pharma B.V., for funding working capital requirements. As of December 31, 1996 approximately $665,000 of this credit line has been utilized. The credit line is guaranteed by U.S. Bioscience, Inc. and collateralized by a portion of the company's investment portfolio.

8. Commitments

         The company leases office, warehouse and laboratory space under four operating leases, the last of which terminates in March 2002. Future minimum annual lease payments total $2,196,500 and are as follows: 1997 -- $889,400; 1998 -- $758,700; 1999 -- $162,400, 2000 and 2001 -- $133,500 in each year and
$119,000 in 2002. Rent expense for the year ended December 31, 1996 was $911,400; 1995 -- $989,800; 1994 -- $1,187,700; and May 7, 1987 (inception)
through December 31, 1996 was $6,532,700. As part of the company's January 1995 internal restructuring, the company reduced its office space in the company's principal office in West Conshohocken, Pennsylvania from 38,000 sq. ft. to approximately 26,400 sq. ft. The lease on the company's principal office expires in October 1998.

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

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         For the years ended December 31 listed below, the company has incurred sales related royalty expense as follows:

                                                     Royalty
                         Year                        Expense
                         ----                        -------
                Prior to 1994                     $  183,600
                         1994                        260,300
                         1995                        328,800
                         1996                        488,700
                                                  ----------
                        Total                     $1,261,400
                                                  ==========

         As of December 31, 1996, the company had contracted and continues to contract with third parties to serve as clinical investigators of certain investigational drugs through terms, in general, expiring in 1997 and 1998. The clinical investigators are compensated on a percentage of completion basis, subject to compliance with other elements of the agreements. As of December 31, 1996, the clinical investigator agreements, in the aggregate, provide for minimum payments of approximately $2,844,400 over the terms of the agreements, of which approximately $922,500 had been paid through December 31, 1996.

9. Major Distribution and Marketing Agreements

         In December 1995, the company entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA") for Ethyol in the United States. Under the terms of this Agreement, ALZA has exclusive rights to market Ethyol in the United States for five years and is responsible for sales and marketing; the company's sales force co-promotes the product with ALZA. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol revert to the company, and ALZA will receive payments from the company for ten years based on sales of Ethyol in the United States. ALZA paid the company $14 million in December 1995 and $6 million in January 1996 as initial fees for the rights noted above. The company recorded as income the entire initial $20 million fee in the fourth quarter of 1995. The $6 million January payment was reflected in "Other Current Assets" in the December 31, 1995 consolidated balance sheet. The company also accrued, in the fourth quarter of 1995, a one-time $2.0 million charge related to Ethyol U.S. launch expenses as part of the company's co-promotion arrangement with ALZA. This accrual was reflected in "Other Accrued Liabilities" in the December 31, 1995 consolidated balance sheet. There can be no assurance that the marketing of Ethyol in the United States will result in meaningful revenues to the company.

         In May 1996, the company entered into a co-promotion agreement with ALZA to co-promote the company's products, Hexalen and NeuTrexin in the United States. Under the terms of this agreement, the company pays ALZA a commission, which is based upon a percentage of net sales of Hexalen and NeuTrexin in the United States above a base level of sales. The commission payment is subject to an annual minimum and the commission percentage rises as net sales increase. Under the terms of the agreement, ALZA's sales force co-promotes Hexalen and NeuTrexin and the company makes sales of both products to wholesalers and distributors. The agreement may be terminated at any time on six months notice by either party after June 30, 1998. At the end of the co-promotion term, the agreement provides for ALZA to be paid residual commission payments for a term which varies based on the reason for termination. The residual commissions are based on a percentage of net sales during the residual period subject to a maximum payment of a decreasing percentage of actual commission payments made to ALZA under the agreement during the co-promotion period. There can be no assurance that the marketing of Hexalen and NeuTrexin in the United States will result in meaningful revenues to the company.

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The company has entered into an exclusive marketing and distribution agreement ("Agreement") with Scherico Ltd., ("Scherico") a subsidiary of Schering Plough Corporation, for Ethyol in the countries comprising the EU and EFTA (the "European Territories"). Under the original terms of its Agreement with Scherico, the company would have shared in operating profits/losses (as defined in the Agreement) generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. With respect to 1995, Scherico invoiced the company $4.2 million for the company's share of operating losses. This amount was recorded as an expense in 1995 and reflected as "Other Accrued Liabilities" in the December 31, 1995 consolidated balance sheet and was paid in April of 1996.

         In September 1996, the company and Scherico entered into an amendment to the original agreement ("Scherico Amendment") pursuant to which, retroactive to January 1, 1996, Scherico began to purchase Ethyol from the company at a price based on a percentage of in-market net sales and the company stopped participating in operating profits/losses previously shared by the parties. In conjunction with the Scherico Amendment, Scherico paid the company a total of $6.2 million in the fourth quarter of 1996.

         Under the terms of the amended Agreement, Scherico's exclusive rights to market the product will continue for seven years from January 1, 1997. During such seven-year period the company will sell Ethyol to Scherico at a price based upon a percentage of in-market net sales. The company may co-promote Ethyol with Scherico for the two years following such seven-year period. Thereafter, the company will reacquire sole marketing rights subject to the reverse royalty payable to Scherico as described below. Under certain circumstances Scherico is required to pay the company milestone payments when regulatory approvals, if any, are obtained. There can be no assurance that all milestone payments will be made to the company under the amended Agreement.

         After reacquiring sole marketing rights, the company will pay Scherico a percentage of its Ethyol sales, if any, from the European Territory for a period of three years. The company will supply Ethyol to Scherico throughout the term of the Agreement. Scherico may terminate the Agreement at any time by providing 180 days written notice to the company of its desire to terminate the agreement. There can be no assurance that the Agreement will not be terminated by Scherico. There can be no assurance that the marketing of Ethyol in the European Territories will result in meaningful revenues to the company.

10. Common Stock

         Voting rights of common stock are one vote per share and voting rights of the Class B stock were fifty votes per share, respectively. In connection with Marion's purchase of common stock, all outstanding Class B stock was converted into common stock on a share-for-share basis in September 1989. The authorization of the Class B stock was eliminated in February 1990.

         In December 1991, the Board of Directors, by unanimous vote, authorized a 100% common stock dividend on the outstanding shares of common stock. The company issued 9,807,000 shares of common stock in connection with this dividend.

         In May 1992, the company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock of the company from 50,000,000 shares to 100,000,000 shares. Adoption of this amendment permits the company's Board of Directors, without further approval of the company's stockholders, except as may be required by Delaware law or the rules of the American Stock Exchange, to

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

issue additional shares of the company's common stock, from time to time as the Board of Directors may determine, for such consideration as the Board of Directors establishes. This amendment was adopted to replace the shares previously issued in the stock dividend described above and to provide flexibility in structuring possible acquisitions of other businesses, to enable the company to raise additional equity capital if and when needed and allow the Board of Directors, in its discretion, to declare stock splits or stock dividends in the future. The company has no present definitive plans, arrangements or understandings, other than shares to be issued pursuant to the exercise of stock options pursuant to the company's stock option plans and the exercise of the 1,096,500 warrants currently outstanding which were issued in 1995 under a class-action litigation settlement and the issuance of the 1,178,882 shares of common stock to ALZA pursuant to the terms of the February 1997 stock purchase agreement described in Note 14 below, with respect to possible acquisitions, financings, stock splits or dividends requiring the availability of additional authorized common stock.

         In April 1995, the company, as part of a class action litigation settlement, issued 1,096,634 warrants to purchase from the company one share of U.S. Bioscience common stock for each warrant. The warrants are exercisable for three years from date of issuance, April 24, 1995, at an exercise price of $9.20. Upon issuance of the warrants, the company transferred to stockholders' equity $2,241,200 representing the remainder of a $10,165,000 litigation provision established in 1993 to provide for the cost of these warrants. During 1994, $7,758,700 of the provision was transferred to stockholders' equity upon issuance into escrow of a common stock component of the settlement. Pursuant to the Warrant Agreement between the company and ChaseMellon Shareholder Services, L.L.C., the number of outstanding warrants was unaffected by the April 23, 1996 1 for 2 reverse stock split. The warrant exercise price and the number of warrant shares exercisable upon exercise of a warrant certificate were automatically proportionally adjusted. Warrants exercised subsequent to the 1 for 2 reverse stock split will require the warrant holder to present two warrants and an exercise price of $18.40 in order to receive one share of the company's common stock. Fractional shares will not be issued upon the exercise of warrants. Warrant certificates that upon exercise would produce a fractional share will receive, in place of the fractional share, cash equal to the exercise price of a whole share on the day immediately preceding the day the warrant certificate is presented for exercise multiplied by such fraction.

         In May 1995, the company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") designed to protect company stockholders in the event of takeover actions that would deny them the full value of their investment. Each stock certificate representing outstanding shares of Common Stock of the company also represents the same number of rights to purchase, under certain circumstances, shares of Series A Junior Preferred Stock of the company (the "Rights"). The Rights will become exercisable only in the event, with certain exceptions, a person or group of related persons accumulates 15 percent or more of the company's voting stock. The Rights will expire on May 29, 2005. Subsequent to the reverse stock split, each Right will entitle the holder to buy two one-hundredths of a share of the new Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either company stock or shares in an "acquiring entity" at half the market value. The company generally will be entitled to redeem the Rights at one-twentieth of one cent ($.0005) per Right at any time until the tenth day following the acquisition by any person or group of related persons of 15 percent or more of the company's outstanding voting stock. Until such time, the Rights automatically trade with the underlying common stock.

         On April 22, 1996, the company's stockholders, at the company's annual meeting, approved an amendment to the company's Certificate of Incorporation to effect a 1 for 2 reverse stock split in which each two shares of the company's Common Stock, par value $.005 per share, whether issued and outstanding or held in treasury, were reclassified into one new share of Common Stock, par value $.01 per share. The

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amendment to the company's Certificate of Incorporation reduced the number of authorized shares of Common Stock from 100,000,000 to 50,000,000 shares and increased the par value of the Common Stock from $.005 per share to $.01 per share. No fractional shares were issued and any stockholder of record entitled to a fractional share by reason of the reverse stock split received, in lieu thereof, cash in an amount determined on a weighted average basis by the consolidation of fractional shares, aggregated and sold in the open market by ChaseMellon Shareholder Services, L.L.C., as agent for the holders of fractional shares. The effect of the 1 for 2 reverse stock split on the Rights was to increase the portion of a share of Series A Junior Preferred Stock of the company purchasable upon exercise of a Right, should it become exercisable, from one one-hundredth (1/100) of a share of Series A Junior Preferred Stock to two one-hundredths (2/100) of a share of Series A Junior Preferred Stock, and to increase the exercise price of a Right from $15 to $30.

         At December 31, 1996, 3,769,100 shares of common stock were reserved for issuance pursuant to company stock option plans and 548,182 shares of common stock were reserved for issuance pursuant to the exercise of outstanding warrants.

11. Stock Option Plans

         The company has adopted various stock option plans, primarily as incentives for recipients to remain affiliated with the company. Except for a limited number of option grants where the ability to exercise is based upon the achievement of benchmarks, options outstanding under the option plans are exercisable at rates from 20% to 33 1/3% per year, generally beginning one year from the date of grant. With the exception of options granted to certain consultants and advisors all options expire 10 years from the date of grant.

         The company currently grants stock options under three stock option plans: the Non-Executive Stock Option Plan, which was established in 1994 and is used to provide option incentives to employees who are not officers or directors of the company for purposes of Section 16 of the Securities Exchange Act of 1934, as amended and the regulations thereunder, and consultants and advisors to the company; the 1992 Stock Option Plan, which is used to provide option incentives to Section 16 officers and directors; and the 1996 Non- employee Directors Plan, which is used to provide options in lieu of fees to electing non-employee directors.

Detail information concerning all stock option plans is as follows:




                          1987         1987         1987         1990         1991         1992     NON-EXECUTIVE   1996
                       INCENTIVE   NON-STATUTORY  SPECIAL      SPECIAL      SPECIAL    STOCK OPTION STOCK OPTION    NON-
                      STOCK OPTION STOCK OPTION NON-STATUTORY DIRECTORS   NON-STATUTORY    PLAN         PLAN      EMPLOYEE
                          PLAN         PLAN     STOCK OPTION STOCK OPTION STOCK OPTION                           DIRECTORS
                                                    PLAN         PLAN         PLAN                               STOCK OPTION
                                                                                                                    PLAN
                      -------------------------------------------------------------------------------------------------------
OPTIONS AUTHORIZED       1,000,000    1,000,000      500,000      250,000    1,000,000    1,750,000    1,250,000     50,000
                      ======================================================================================================
OPTIONS OUTSTANDING        327,200      748,700       90,000       40,000      517,400      872,400            0          0
    DECEMBER 31, 1993
   GRANTED                       0            0            0            0            0      373,300       80,800          0
   EXERCISED               (14,300)           0       (2,900)     (10,000)           0      (10,400)           0          0
   CANCELED                (39,200)           0      (35,700)           0      (63,100)    (135,700)      (2,500)         0
                      -------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING        273,700      748,700       51,400       30,000      454,300    1,099,600       78,300          0
    DECEMBER 31, 1994
   GRANTED                       0            0            0            0            0      123,000      338,400          0
   EXERCISED               (11,700)     (20,000)           0            0      (14,800)     (45,600)      (9,300)         0
   CANCELED                (61,600)    (144,400)      (2,800)     (30,000)    (121,100)    (220,400)     (39,200)         0
                      -------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING        200,400      584,300       48,600            0      318,400      956,600      368,200          0
     DECEMBER 31, 1995
   GRANTED                       0            0            0            0            0      687,800      505,700          0
   EXERCISED               (24,500)     (30,500)     (11,700)           0      (36,700)    (121,800)     (30,300)         0
   CANCELED                 (3,800)           0            0            0      (57,000)     (26,500)    (143,800)         0
-----------------------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING        172,100      553,800       36,900            0      224,700    1,496,100      699,800          0
     DECEMBER 31, 1996
=============================================================================================================================

                                      F-16

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         A summary of stock option prices and exercisable shares is as follows:


                                                       TOTAL       OPTION       OPTION      WEIGHTED           SHARES
                                                     ACTIVITY     PRICE PER    PRICE PER    AVERAGE          EXERCISABLE
                                                     ALL PLANS      SHARE        SHARE      EXERCISE             AT
                                                     (SHARES)       (LOW)       (HIGH)       PRICE            YEAR-END
                                                   -----------------------------------------------------------------------
OPTIONS OUTSTANDING DECEMBER 31, 1993                  2,595,700    $0.15       $36.20       $10.05            785,600
   GRANTED                                               454,100    $0.15       $16.50        $7.77              --
   EXERCISED                                             (37,600)   $0.15       $15.75       $10.77              --
   CANCELED                                             (276,200)   $0.15       $27.80       $17.26              --
                                                   -----------------------------------------------------------------------
OPTIONS OUTSTANDING DECEMBER 31, 1994                  2,736,000    $0.15       $36.20        $8.95           1,145,300
   GRANTED                                               461,400    $4.62       $10.26        $5.80              --
   EXERCISED                                            (101,400)   $0.15        $4.88        $3.55              --
   CANCELED                                             (619,500)   $4.88       $30.20       $17.10              --
                                                   -----------------------------------------------------------------------
OPTIONS OUTSTANDING DECEMBER 31, 1995                  2,476,500    $4.62       $30.20        $6.51           1,180,850
   GRANTED                                             1,193,500   $10.00       $16.75       $13.07              --
   EXERCISED                                            (255,500)   $4.88       $10.25        $4.93              --
   CANCELED                                             (231,100)   $4.88       $30.20       $13.63              --
--------------------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING DECEMBER 31, 1996                  3,183,400    $4.62       $30.20        $8.66           1,283,400
==========================================================================================================================

The price range of outstanding and exercisable stock options as at December 31, 1996 is as follows:


                                        OPTIONS      WEIGHTED       WEIGHTED       OPTIONS       WEIGHTED
                                         OUT-         AVERAGE       AVERAGE        EXERCIS-       AVERAGE
RANGE OF OPTION EXERCISE PRICES        STANDING      REMAINING      EXERCISE         ABLE        EXERCISE
                                          AT         CONTRACT        PRICE            AT           PRICE
                                       YEAR-END        LIFE                        YEAR-END
                                                      (YEARS)
----------------------------------------------------------------------------------------------------------
 $4.62 - $4.88                           1,808,800     5.93           $4.87         1,148,700      $4.87
 $5.25 - $10.00                            115,600     9.20           $8.38            12,800      $6.40
 $10.13 - $12.75                           535,000     9.26          $11.90            28,900     $11.21
 $13.25 - $22.00                           679,000     9.40          $15.00            51,000     $21.00
 $22.75 - $30.20                            45,000     5.41          $27.72            42,000     $27.54
----------------------------------------------------------------------------------------------------------
 $4.62 - $30.20                          3,183,400     7.34           $8.66         1,283,400      $6.42
==========================================================================================================

         The exercise price of options currently granted under the plans is equal to the fair market value of the underlying share of common stock at the time of grant. Options for which the exercise price is less than the fair market value at the time of grant are considered compensatory and the difference in value is charged to operations over the vesting period of the option.

         The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the company has accounted for stock options granted subsequent to December 31, 1994 under the fair value method of FASB 123. The fair value for the company's stock options granted subsequent to December 31, 1994 is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996; risk-free interest rate of 6.28%; no expected dividend payments; volatility factors of the expected market price of the company's common stock, based on historical volatility, of 0.8999 and 0.4252, respectively; and a weighted-average expected life of the option of 8 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. As noted above, the company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in managements opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the company's stock options.

         For purposes of pro forma disclosure under FASB 123, the estimated fair value of the company's options is amortized over the option's vesting period. The company's pro forma information is as follows:


                                                  1996               1995
                                              --------------     -------------
  Net loss as reported under APB 25             ($9,687,400)        ($237,800)
  Stock option expense per FASB 123              (1,304,400)         (297,200)
  Pro forma net loss                           ($10,991,800)        ($535,000)
                                               ------------         ---------
  Pro forma net loss per common share                ($0.49)           ($0.03)

         Because FASB 123 is applicable only to options granted subsequent to December 31,1994, its pro forma effect will not be fully reflected until the year 2000 due to the five year vesting period of options granted in 1995, the initial year implementation of stock option accounting under FASB 123 is required for disclosure by the company.

12. Employee Benefit Plans

         The company has a defined contribution pension plan covering substantially all of its U. S. employees, subject to age and service requirements. In addition, the company has an Employee Savings Plan 401(k) available for all of its U.S. employees subject to age and service requirements and matches employee contributions in an amount equal to the lesser of one-third of the employee's contribution or 2% of the employee's compensation subject to government tax regulation limits. The company also provides a deferred compensation program for certain executives of the company. The company funded Employee Savings Plan 401(k) costs during 1996 on a monthly basis. The company funded pension costs on a quarterly basis in 1996. Amounts accrued under the deferred compensation plan are reflected as "Long-term Liabilities" in the company's consolidated balance sheet. Costs of the Employee Pension Plan, the Employee Savings Plan 401(k) and the deferred compensation plans were for the years ended December 31, 1994--$876,400, 1995--$949,200 and 1996--$993,000.
Employee benefit plan costs for the period May 7, 1987 (inception) through December 31, 1996 total $5,248,600.

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes

         As of December 31, 1996, the company had a net operating loss carry forward of approximately $123,729,000 for federal income tax purposes. In addition, the company had a research and development tax credit carry forward of $4,630,000.

         The company records deferred tax assets and liabilities for the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance equal to the net deferred tax asset has been recorded on the basis of the uncertainty with respect to the ultimate realization of the net deferred tax assets. Due to this uncertainty, no benefit has been recorded for the year ended December 31, 1996 or any prior period for any net operating loss carryforwards or other deferred tax assets generated during the year.

         Significant components of the company's estimated deferred tax assets and liabilities as at December 31, 1996 and 1995 are as follows:


                                                                  1996                            1995
                                                             --------------                 -----------
Deferred tax assets
     Net operating loss carryforwards(1)                       $ 45,783,100                 $ 42,179,200
     Book over income tax depreciation                              155,500                       94,800
     Research and development tax credits                         4,630,000                    4,043,000
     Other non-salary compensation and benefits                     676,200                      501,800
     Other, principally reserves                                    283,200                      237,500
                                                               ------------                 ------------
     Total deferred tax assets                                   51,528,000                   47,056,300
Deferred tax liabilities
     Prepaid expenses                                              (121,600)                     (97,000)
                                                               ------------                 ------------
     Total deferred tax liabilities                                (121,600)                     (97,000)
                                                               ------------                 ------------
                                                                 51,406,400                   46,959,300
Valuation allowance for net deferred tax assets                 (51,406,400)                 (46,959,300)
                                                               ------------                 ------------
Net deferred tax assets                                        $          0                 $          0
                                                               ============                 ============

(1) Includes estimated state and foreign net operating loss carryforwards of $1,746,600.

         Approximately $10,153,200 of tax benefits related to the exercise of stock options is included in the net operating loss carryforwards listed above. Although not a component of tax expense, the reserve for the future realization of this asset is reflected in the valuation allowance and will be credited to additional paid-in capital if and when realized.

         The reconciliation of the expected tax benefit for the years ended December 31, 1996 and 1995 are as follows:

                                                                      1996                        1995
                                                                ----------------            ----------------
Tax benefit at expected rate                                    $      3,728,000            $         80,850
Permanent differences                                                   (271,900)                   (206,450)
Research and development tax credit                                      587,700                     448,640
State and foreign taxes, net                                            (428,200)                    918,320
Stock option benefit recorded in equity                                  739,000
Other                                                                     92,500                      48,040
                                                                       4,447,100                   1,289,400
                                                                ----------------            ----------------
Increase in valuation allowance                                       (4,447,100)                 (1,289,400)
                                                                ----------------            ----------------
Tax benefit                                                     $              0            $              0
                                                                ================            ================

                                      F-19

                              U.S. BIOSCIENCE, INC.
                        (A development stage enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


The federal income tax carryforwards expire as follows:


                                              Research and
                         Net Operating         Development
                             Losses              Credits
                         -------------         -----------
2002                  $          1,000       $            0
2003                         1,250,000               46,000
2004                         5,206,000              140,000
2005                         6,750,000              192,000
2006                        23,486,000              545,000
2007                        21,993,000              889,000
2008                        27,367,000            1,072,000
2009                        24,430,000              710,000
2010                         3,659,000              473,000
2011                         9,587,000              563,000
                      ----------------       --------------
                      $    123,729,000       $    4,630,000
                      ================       ==============

         The timing and manner in which the company will utilize net operating loss and research and development tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Service Tax Code regarding changes in the ownership of the company. Such limitations may have an impact on the ultimate realization of these federal income tax carryforwards.

14. Subsequent Event

         In February 1997, the company and ALZA entered into a Stock Purchase Agreement pursuant to which ALZA agreed to purchase and the company agreed to sell, subject to certain closing conditions, including, inter alia, Hart-Scott-Rodino clearance, 1,178,882 shares of the company's Common Stock for an aggregate investment of $21,526,400. The purchase price was set at 120% of the average closing price of the company's Common Stock as traded on the American Stock Exchange for the 10 days preceding the date of the agreement. The company is committed to invest a portion of the proceeds in programs supporting Ethyol. The purchase and sale of these shares of common stock is expected to occur upon completion of the closing conditions.

                              U.S. BIOSCIENCE, INC.

                                    FORM 10-K

                                  EXHIBIT INDEX
EXHIBIT

3.2        Bylaws, as amended

10.11.1    Amendment, dated April 12, 1995, to Agreement dated
           January 1, 1995 between Registrant and Applied
           Analytical Industries, Inc.

10.11.2 Second Amendment, dated May 6, 1996, to Agreement dated January 1, 1995 between Registrant and Applied
           Analytical Industries, Inc.

10.12.1    Amendment, dated April 11, 1995, to Agreement dated
           September 23, 1993 between the Registrant and Ben
           Venue Laboratories, Inc.

10.12.2 Amendment, dated December 12, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc.

10.32      U.S. Bioscience, Inc. 1992 Stock Option Plan, as amended

10.35      U.S. Bioscience, Inc. Income Deferral Plan

10.36      U.S. Bioscience, Inc. 1996 Non-Employee Directors Stock Option Plan

10.42      Executive severance arrangement, dated March 4,
           1997, between the Registrant and C. Boyd Clarke.

10.43      Executive severance arrangement, dated March 4,
           1997, between the Registrant and Wolfgang
           Oster, M.D.

22         Subsidiaries of the Registrant

23         Consent of Ernst & Young LLP, Independent Auditors

27         Financial Data Schedule