Form 10-Q
period 1997-03-31
U S BIOSCIENCE INC
filed 1997-05-15
CIK 847562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number              1-10392
                      ----------------------------------------------------------

                             U.S. BIOSCIENCE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

           Delaware                                              23-2460100
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

      One Tower Bridge, One Hundred Front St. West Conshohocken, PA 19428
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                                 (610)832-0570
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

As of May 7, 1997, there were 24,104,488 shares of common stock outstanding.

                                                       Page 1 of 17 sequentially
                                                       numbered pages

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

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31, 1997            DECEMBER 31, 1996
                                                                                    --------------            -----------------
                                                                                     (UNAUDITED)
                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                   $     26,715,000             $    13,054,800
     Investments                                                                       27,618,200                  23,621,800
     Accounts receivable, net                                                           1,417,400                   1,926,200
     Interest receivable                                                                  416,500                     220,700
     Inventories                                                                        2,811,800                   2,592,000
     Other                                                                              1,618,800                   1,620,400
                                                                                  ---------------              --------------
          TOTAL CURRENT ASSETS                                                         60,597,700                  43,035,900

     Property, plant and equipment at cost, less accumulated depreciation               5,630,900                   6,075,200
                                                                                  ---------------              --------------
          TOTAL ASSETS                                                           $     66,228,600             $    49,111,100
                                                                                  ===============              ==============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued compensation and related payroll taxes payable                      $        974,900             $     1,717,700
     Accrued clinical grants payable                                                    1,965,400                   1,611,600
     Accrued product manufacturing costs payable                                          696,300                     747,300
     Accrued marketing costs payable                                                      564,500                     448,500
     Accrued professional fees payable                                                    551,900                     658,000
     Line of credit                                                                       609,100                     664,600
     Current maturities of long-term debt                                                 742,600                     732,200
     Accounts payable and other accrued liabilities                                     5,846,500                   2,329,700
                                                                                  ---------------              --------------
          TOTAL CURRENT LIABILITIES                                                    11,951,200                   8,909,600

Long-term liabilities:
     Long-term debt, net of current maturities                                          1,704,400                   1,845,400
     Other long-term liabilities                                                        1,570,400                   1,461,800
                                                                                  ---------------              --------------
          TOTAL LONG-TERM LIABILITIES                                                   3,274,800                   3,307,200
                                                                                  ---------------              --------------
          TOTAL LIABILITIES                                                            15,226,000                  12,216,800

Stockholders' equity:
     Preferred stock, $.005 par value-5,000,000 shares authorized;
       none issued                                                                            -                           -
     Common stock, $.01 par value-50,000,000 shares authorized; 24,104,500 shares issued and outstanding at March 31, 1997, and 22,879,900 shares
       issued and outstanding at December 31, 1996                                        241,000                     228,800
Additional paid-in capital                                                            169,364,200                 151,244,400
Deficit accumulated during the development stage                                     (118,277,700)               (114,617,200)
Foreign currency translation adjustment                                                  (293,300)                     48,200
Unrealized loss on investments                                                            (31,600)                     (9,900)
                                                                                  ---------------              --------------
          TOTAL STOCKHOLDERS' EQUITY                                                   51,002,600                  36,894,300

                                                                                  ---------------              --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     66,228,600             $    49,111,100
                                                                                  ===============              ==============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED            PERIOD MAY 7, 1987
                                                                         ------------------
                                                                              MARCH 31,                   (INCEPTION)
                                                                              ---------
                                                                                                            THROUGH
                                                                      1997             1996              MARCH 31, 1997
                                                                      ----             ----              --------------
REVENUES:
     Net sales                                                  $    2,638,400     $  2,962,600       $     38,576,800
     Net investment income                                             503,800          683,900             27,889,100
     Licensing, royalty and other income                             1,067,900          180,000             34,150,700

                                                                --------------      -----------          -------------
                                                                     4,210,100        3,826,500            100,616,600

EXPENSES:
     Cost of sales                                                     827,900          873,500            10,310,000
     Selling, general and administrative costs                       3,354,800        3,291,800            93,279,600
     Research and development costs                                  3,641,300        2,764,600           103,187,700
     Provision for litigation                                              -                -              10,165,000
     Interest expense                                                   46,600          329,800             1,952,000
                                                                --------------      -----------          ------------
                                                                     7,870,600        7,259,700           218,894,300

                                                                --------------      -----------          ------------
NET LOSS                                                        $   (3,660,500)    $ (3,433,200)      $  (118,277,700)
                                                                ==============      ===========          ============

NET LOSS PER COMMON SHARE                                       $        (0.16)    $      (0.16)
                                                                ==============      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                23,267,700       21,413,000
                                                                ==============      ===========

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,       PERIOD MAY 7, 1987
                                                                         ---------------------------
                                                                                                                (INCEPTION)
                                                                                                                  THROUGH
                                                                             1997             1996           MARCH 31, 1997
                                                                       ---------------   --------------     -----------------
Change in Cash and Cash Equivalents
Cash flows from operating activities:
     Net loss                                                          $   (3,660,500)   $   (3,433,200)    $   (118,277,700)
     Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
          Depreciation                                                        298,700           274,700            5,351,700
          Compensation element of stock option grants                              -                 -             5,303,400
          Loss (gain) on investments                                           30,400            (1,100)             178,500
          Amortization of debenture interest                                       -            270,000              198,700
          Change in accounts receivable                                       508,800          (799,500)          (1,417,200)
          Change in interest receivable                                      (195,800)          (57,000)            (416,500)
          Change in Inventories                                              (272,500)         (142,800)          (2,930,700)
          Change in other current assets                                      (13,900)        5,573,500           (1,586,500)
          Change in current liabilities                                      (309,300)          (92,800)           6,988,600
          Provision for litigation                                                 -                 -            10,000,000
          Change in other long-term liabilities                               108,600           126,100            1,570,300
                                                                       ---------------   ---------------    -----------------
               Total adjustments                                              155,000         5,151,100           23,240,300
                                                                       ---------------   ---------------    -----------------
               Net cash provided by (used in) operating activities         (3,505,500)        1,717,900          (95,037,400)

Cash flows from investing activities:
          Proceeds from investments matured and sold                       40,681,800         9,874,900        3,198,298,400
          Purchase of investments                                         (44,730,300)       (8,899,100)      (3,226,121,600)
          Purchase of property, plant and equipment                          (267,400)         (158,800)         (11,158,800)
                                                                      ---------------   ---------------    -----------------
               Net cash provided by (used in) investing activities         (4,315,900)          817,000          (38,982,000)

Cash flows from financing activities:
          Proceeds from issuance of common stock and private
           placement of securities                                         21,440,800                -           149,937,000
          Proceeds from exercise of stock options                             227,800           334,600            7,702,800
          Proceeds from loan                                                       -                 -             3,219,100
          Proceeds from line of credit                                             -                 -               768,100
          Repayment of long-term debt                                         (79,400)         (179,900)            (983,300)
                                                                       ---------------   ---------------    -----------------
               Net cash provided by (used in) financing activities         21,589,200           154,700          160,643,700

Effect of exchange rate changes on cash                                      (107,600)         (538,400)              90,700
                                                                       ---------------   ---------------    -----------------
Net increase in cash and cash equivalents                                  13,660,200         2,151,200           26,715,000
Cash and cash equivalents-beginning of period                              13,054,800        41,618,800                    0
                                                                       ---------------   ---------------    -----------------
Cash and cash equivalents-end of period                                $   26,715,000    $   43,770,000     $     26,715,000
                                                                       ===============   ===============    =================
Supplemental cash flow disclosure:
          Interest paid to affiliate                                               -                 -      $      1,005,800
          Interest paid                                                $       47,600    $      331,700     $        926,000
          Subordinated debentures and accrued interest
           converted to common stock                                               -     $    7,495,000     $     16,841,700

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH MARCH 31, 1997

                                                                COMMON STOCK                 CLASS B STOCK        ADDITIONAL
                                                                ------------                 -------------
                                                            NUMBER OF                    NUMBER OF                  PAID-IN
                                                             SHARES        AMOUNT         SHARES       AMOUNT       CAPITAL
                                                           ----------    -----------   -----------   ----------   ------------
Issuance of shares for initial cash contribution
 of capital ($.01 per share of common stock
 and $.005 per share of Class B stock)                      4,500,000    $    45,000     1,000,000   $    5,000   $  1,000,000
  Net loss for the period May 7, 1987 (inception)
   through December 31, 1987                                        -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1987                                4,500,000         45,000     1,000,000        5,000      1,000,000
  Net loss for the year ended December 31, 1988                     -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1988                                4,500,000         45,000     1,000,000        5,000      1,000,000
  Proceeds from exercise of stock options                       1,300              -             -            -            400
  Compensation related to stock options                             -              -             -            -        305,900
  Issuance of shares ($12.00 per share, less costs)         1,250,000         12,500             -            -     14,061,400
  Conversion of class B stock to common stock                 500,000          5,000    (1,000,000)      (5,000)             -
  Net loss for the year ended December 31, 1989                     -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1989                                6,251,300         62,500             -            -     15,367,700
  Proceeds from exercise of stock options                     142,900          1,400             -            -        143,500
  Compensation related to stock options                             -              -             -            -        269,000
  Issuance of shares ($18.00 per share, less costs)         2,012,500         20,200             -            -     33,009,700
  Net loss for the year ended December 31, 1990                     -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1990                                8,406,700         84,100             -            -     48,789,900
  Proceeds from exercise of stock options                     250,300          2,500             -            -      3,349,600
  Compensation related to stock options                             -              -             -            -      1,038,900
  Issuance of shares ($57.00 per share, less costs)         1,150,000         11,500             -            -     61,444,300
  Issuance of shares for a 2 for 1 stock dividend           9,807,000         98,000             -            -        (98,000)
  Net loss for the year ended December 31, 1991                     -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 1991                                   19,614,000        196,100             -            -    114,524,700
  Proceeds from exercise of stock options                     132,200          1,400             -            -      1,336,400
  Compensation related to stock options                             -              -             -            -      1,452,400
  Net loss for the year ended December 31, 1992                     -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1992                               19,746,200        197,500             -            -    117,313,500
  Proceeds from exercise of stock options                      53,300            500             -            -        614,300
  Compensation related to stock options                             -              -             -            -        906,900
  Net loss for the year ended December 31, 1993                     -              -             -            -              -
  Foreign currency translation adjustment                           -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1993                               19,799,500        198,000             -            -    118,834,700
  Proceeds from exercise of stock options                      37,600            400             -            -        404,900
  Class action settlement                                     548,200          5,500             -            -      7,753,200
  Compensation related to stock options                             -              -             -            -      1,330,300
  Net loss for the year ended December 31, 1994                     -              -             -            -              -
  Foreign currency translation adjustment                           -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1994                               20,385,300        203,900             -            -    128,323,100
  Proceeds from exercise of stock options                     101,400          1,000             -            -        359,900
  Class action settlement                                           -              -             -            -      2,241,200
  Proceeds from private placement of securities               560,100          5,600             -            -      2,233,500
  Net loss for the year ended December 31, 1995                     -              -             -            -              -
  Foreign currency translation adjustment                           -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1995                               21,046,800        210,500             -            -    133,157,700
  Proceeds from exercise of stock options                     255,500          2,500             -            -      1,256,300
  Conversion of warrants                                          200              -             -            -          4,500
  Conversion of debentures                                  1,577,400         15,800             -            -     16,825,900
  Net loss the year ended December 31, 1996                         -              -             -            -              -
  Foreign currency translation adjustment                           -              -             -            -              -
  Unrealized loss on investments                                    -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1996                               22,879,900    $   228,800             -   $        -   $151,244,400
  Proceeds from exercise of stock options                      45,700            400             -            -        227,400
  Conversion of warrants                                            -              -             -            -            400
  Issuance of shares ($18.256 per share, less costs)        1,178,900         11,800             -            -     17,892,000
  Net loss for the three months ended March 31, 1997                -              -             -            -              -
  Foreign currency translation adjustment                           -              -             -            -              -
  Unrealized loss on investments                                    -              -             -            -              -
                                                           ----------    -----------   -----------   ----------   ------------
BALANCE AT MARCH 31, 1997                                  24,104,500    $   241,000             -   $        -   $169,364,200
                                                           ==========    ===========   ===========   ==========   ============
                                                                                       TOTAL STOCK-
                                                          ACCUMULATED      OTHER          HOLDERS'
                                                            DEFICIT        EQUITY         EQUITY
                                                          -----------    ----------    ------------
Issuance of shares for initial cash contribution
 of capital ($.01 per share of common stock
 and $.005 per share of Class B stock)                   $          -    $        -    $  1,050,000
  Net loss for the period May 7, 1987 (inception)
   through December 31, 1987                               (1,030,500)            -      (1,030,500)
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1987                               (1,030,500)            -          19,500
  Net loss for the year ended December 31, 1988            (1,556,800)            -      (1,556,800)
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1988                               (2,587,300)            -      (1,537,300)
  Proceeds from exercise of stock options                           -             -             400
  Compensation related to stock options                             -             -         305,900
  Issuance of shares ($12.00 per share, less costs)                 -             -      14,073,900
  Conversion of class B stock to common stock                       -             -               -
  Net loss for the year ended December 31, 1989            (5,743,300)            -      (5,743,300)
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1989                               (8,330,600)            -       7,099,600
  Proceeds from exercise of stock options                           -             -         144,900
  Compensation related to stock options                             -             -         269,000
  Issuance of shares ($18.00 per share, less costs)                 -             -      33,029,900
  Net loss for the year ended December 31, 1990            (4,924,900)            -      (4,924,900)
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1990                              (13,255,500)            -      35,618,500
  Proceeds from exercise of stock options                           -             -       3,352,100
  Compensation related to stock options                             -             -       1,038,900
  Issuance of shares ($57.00 per share, less costs)                 -             -      61,455,800
  Issuance of shares for a 2 for 1 stock dividend                   -             -               -
  Net loss for the year ended December 31, 1991            (6,540,100)            -      (6,540,100)
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 1991                                  (19,795,600)            -      94,925,200
  Proceeds from exercise of stock options                           -             -       1,337,800
  Compensation related to stock options                             -             -       1,452,400
  Net loss for the year ended December 31, 1992           (20,225,800)            -     (20,225,800)
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1992                              (40,021,400)            -      77,489,600
  Proceeds from exercise of stock options                           -             -         614,800
  Compensation related to stock options                             -             -         906,900
  Net loss for the year ended December 31, 1993           (40,629,600)            -     (40,629,600)
  Foreign currency translation adjustment                           -      (291,800)       (291,800)
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1993                              (80,651,000)     (291,800)     38,089,900
  Proceeds from exercise of stock options                           -             -         405,300
  Class action settlement                                           -             -       7,758,700
  Compensation related to stock options                             -             -       1,330,300
  Net loss for the year ended December 31, 1994           (24,041,000)            -     (24,041,000)
  Foreign currency translation adjustment                           -       395,700         395,700
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1994                             (104,692,000       103,900      23,938,900
  Proceeds from exercise of stock options                           -             -         360,900
  Class action settlement                                           -             -       2,241,200
  Proceeds from private placement of securities                     -             -       2,239,100
  Net loss for the year ended December 31, 1995              (237,800)            -        (237,800)
  Foreign currency translation adjustment                           -       245,600         245,600
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1995                             (104,929,800)      349,500      28,787,900
  Proceeds from exercise of stock options                           -             -       1,258,800
  Conversion of warrants                                            -             -           4,500
  Conversion of debentures                                          -             -      16,841,700
  Net loss the year ended December 31, 1996                (9,687,400)            -      (9,687,400)
  Foreign currency translation adjustment                           -      (301,300)       (301,300)
  Unrealized loss on investments                                    -        (9,900)         (9,900)
                                                          -----------    ----------    ------------
BALANCE AT DECEMBER 31, 1996                            $(114,617,200)   $   38,300    $ 36,894,300
  Proceeds from exercise of stock options                           -             -         227,800
  Conversion of warrants                                            -             -             400
  Issuance of shares ($18.256 per share, less costs)                -             -      17,903,800
  Net loss for the three months ended March 31, 1997       (3,660,500)            -      (3,660,500)
  Foreign currency translation adjustment                           -      (341,500)       (341,500)
  Unrealized loss on investments                                    -       (21,700)        (21,700)
                                                          -----------    ----------    ------------
BALANCE AT MARCH 31, 1997                               $(118,277,700)   $ (324,900)   $ 51,002,600
                                                          ===========    ==========    ============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through March 31, 1997, the company's revenues have been derived principally from product sales of Hexalen(R), NeuTrexin(R), and Ethyol(R), licensing fees for rights to develop and market certain products principally in the United States, and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

     At the company's annual stockholders meeting on April 22, 1996, the company's stockholders approved a 1 for 2 reverse stock split effected April 23, 1996. Accordingly all references to the number of shares and per share amounts included in the financial statements and related notes thereto, reflect the 1 for 2 reverse stock split.

2.   SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INFORMATION - The financial information for the three month period ended March 31, 1997 and 1996, and the period from May 7, 1987 (inception) through March 31, 1997 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

     PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES - Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                   March 31,      December 31,
                                    1997              1996
                                  ----------     -------------
               Raw materials      $  995,200     $  850,500
               Work-in-process     1,341,500      1,121,500
               Finished goods        475,100        620,000
                                  ----------     ----------
               Total              $2,811,800     $2,592,000
                                  ==========     ==========

     PROPERTY, PLANT AND EQUIPMENT - Buildings, furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Buildings, furniture and equipment are depreciated by the straight-line method over their useful lives. Leasehold improvements are depreciated by the straight-line method over the shorter of their useful lives or the life of the lease. All assets are depreciated under accelerated methods for federal income tax purposes. Property, plant and equipment consists of:

                                                            March 31,         December 31,
                                                              1997                1996
                                                           -----------       --------------
    Land, buildings, and leasehold improvements            $1,934,100          $2,071,900
    Equipment, furniture and fixtures                       8,956,900           9,079,700
    Accumulated depreciation                               (5,260,100)         (5,076,400)
                                                          -----------        ------------
    Property, plant and equipment, net                     $5,630,900          $6,075,200
                                                          ===========        ============

     LONG-TERM DEBT - Long-term debt consists of:


                                                             March 31,         December 31,
                                                              1997                1996
                                                           -----------       --------------
MELF Equipment Loan                                        $  234,900         $  252,800
Mortgage Loan                                                 529,400            589,400
Term Loan                                                   1,550,000          1,700,000
Capital Lease Obligations                                     132,700             35,400
                                                           ----------        -----------
                                                           $2,447,000         $2,577,600
Less Current Portion                                          742,600            732,200
                                                           ----------        -----------
Long-Term Debt                                             $1,704,400         $1,845,400
                                                           ==========        ===========

     STOCKHOLDERS' EQUITY -- On February 4, 1997 the company entered into a Stock Purchase Agreement with ALZA Corporation ("ALZA"), the company's co-promotion partner in the United States, whereby ALZA agreed to purchase 1,178,882 shares of Common Stock (the "Shares") from the company in a private placement at a purchase price of $18.256 per share. The Company will invest a portion of the proceeds in programs supporting Ethyol, the company's cytoprotective agent, which is distributed in the United States by ALZA under a distribution and co-promotion agreement. In connection with this transaction, ALZA represented to the company, among other things, that the Shares were being acquired for ALZA's own account and not with a view toward sale or distribution, and agreed not to make any disposition of the Shares prior to March 24, 1998. The purchase and sale of the Shares was consummated in accordance with the Stock Purchase Agreement on March 24, 1997 for an aggregate purchase price of approximately $21.5 million cash to the company. No underwriters were involved in the sale and no underwriting discounts or commissions were paid.

     Additionally, all information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

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

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements on pages 3 to 8. At the company's annual stockholders meeting on April 22, 1996, the company's stockholders approved a 1 for 2 reverse stock split effected April 23, 1996. Accordingly all references to the number of shares and per share amounts included in this quarterly report reflect the 1 for 2 reverse stock split.

     Operations for the three months ended March 31, 1997, consisted primarily of activities relating to the promotion of Ethyol(R) in the United States with co-promotion partner ALZA Corporation ("ALZA"), the marketing of Hexalen(R) and NeuTrexin(R) in the United States, continuing clinical trials of Ethyol and NeuTrexin and product development of Ethyol, NeuTrexin, AZQ and FddA, business development activities in the United States, Europe and Japan and the award to the company by the National Cancer Institute of a contract for shelf life studies of certain clinical drug formulations.

     The company also completed during the first quarter of 1997 the sale of 1,178,882 shares of the company's common stock to ALZA Corporation at a purchase price of $18.256 per share for an aggregate investment of $21,521,700. The purchase price was 120% of the average closing price of U.S. Bioscience, Inc. shares as traded on the AMEX for the 10 days preceding the date of the agreement. The company will invest a portion of the proceeds in programs supporting Ethyol.

     The company received United States Food and Drug Administration ("FDA") approval of it's New Drug Application ("NDA") for Ethyol in December 1995 for use in ovarian cancer and an accelerated approval for use in lung cancer in March, 1996 and the company began co-promotion of the product with co-promotion partner ALZA in April 1996 concurrent with the commercial availability of Ethyol in the U.S. market.

     The company has also received regulatory approval for Ethyol in several European countries, and received approval to expand the labeled indication in July 1996. The company's marketing partner for European territories, Scherico Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation, has launched Ethyol in Germany, the United Kingdom, France, Spain, Austria, Portugal, Greece, Finland, Switzerland and The Netherlands, and plans to begin sales in other European countries when regulatory approvals and, if necessary, local pricing and reimbursement approvals, are received. Ethyol was approved by Canadian regulatory authorities in late April 1996, where Eli Lilly has marketing rights to the product, and launched Ethyol during the third quarter of 1996.

     The company believes that its expenditures for research and development, marketing and administration, capital equipment and facilities will continue to exceed revenues as a result of (i) further clinical trials aimed at label expansion and regulatory approvals for Ethyol and NeuTrexin, (ii) the marketing of Hexalen, NeuTrexin and Ethyol in the United States, (iii) expansion of clinical and preclinical testing of drug compounds, including expanded indications for existing drugs and (iv) further development and enhancement of manufacturing and analytical capabilities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997

     Product sales declined to $2,638,400 in the three months ended March 31, 1997 as compared to $2,962,600 in the prior year period, as increased sales of Ethyol, the company's cytoprotective product, to the company's domestic and international distribution partners were offset by declines in the sales of Hexalen and NeuTrexin in the United States. The company believes that the reduction in sales of these two products was due, in part, to the promotional emphasis placed on Ethyol since its launch in the United States with co-promotion partner ALZA in April 1996. In addition, the company believes that competitive pressures continued to have a negative impact on sales Hexalen. The company further believes that sales of NeuTrexin continued to be adversely affected by a decline in the incidence and severity of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatment for human immunodeficiency virus (HIV) and the prophylactic treatment of patients at risk for PCP.

     Net investment income decreased to $503,800 in the first quarter of 1997 as compared to $683,900 in the corresponding 1996 period due to lower interest income resulting from the smaller average portfolio balance. Funds raised in the ALZA stock purchase were received late in the first quarter and therefore did not materially affect the first quarter average investable balance.

     Licensing, royalty and other income increased to $1,067,900 for the three month period ended March 31, 1997 from $180,000 in the prior year period due principally to the receipt of a milestone payment from an affiliate of Schering-Plough Corporation for additional regulatory approvals of Ethyol in Europe and a payment relating to the development of a new crystalline dosage form of Ethyol.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, decreased due to the decrease in sales. As a percentage of sales, cost of sales in the three month period ended March 31, 1997, increased to 31% from 29% in the prior year period due principally to product mix, notably the reduction in Hexalen sales.

     Selling, general and administrative costs for the first quarter of 1997 increased marginally to $3,354,800 from $3,291,800 in the corresponding 1996 period. The $63,000 increase is principally due to higher personnel expenses of $380,900, which were partly offset by reductions in marketing expenditures of $218,900 and legal costs of $64,100.

     Research and development costs for the three months ended March 31, 1997 increased to $3,641,300 from $2,764,600 in the first quarter of 1996.
The increase is principally due to increased payments for clinical studies of $500,200, higher personnel costs of $139,900 and travel expenses of $58,700, all reflecting the company's phase III clinical trials of Ethyol for use in radiation therapy and for broadened uses in chemotherapy and for clinical trials of NeuTrexin for use in colorectal cancer.

     Interest expense decreased to $46,600 for the first quarter of 1997 from $329,800 in the prior year first quarter due to the conversion to equity, in early 1996, of the company's entire $16.5 million convertible debenture issue.

     The net loss for the three months ended March 31, 1997 was $3,660,500 or $0.16 loss per common share as compared to $3,433,200 or $0.16 loss per common share in the 1996 period.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of March 31, 1997, the company's cash and investments totaled $54,333,200. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first quarter of 1997, net cash used in operations amounted to $3,505,500 principally reflecting the net effect of the factors discussed above under "Results of Operations". Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development will have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the healthcare and reimbursement system existing in each market where the company's products are or may become commercially available.

     On March 24, 1997, the company completed the sale to ALZA of 1,178,882 shares of the company's Common Stock for gross consideration of $21,521,700. The company believes its current cash and investments and anticipated revenues generated from product sales and other sources, will be sufficient to cover the company's anticipated level of cash requirements for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditures and other factors as discussed herein. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

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

     The company's net capital expenditures were $267,400 for the quarter ended March 31, 1997 and total $11,158,800 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995 and to manufacture Ethyol for the U.S. market in December 1996. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements and those of regulatory authorities in other countries, including Good Manufacturing Practices, and are subject to inspection by governmental agencies to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $680,000 relating to the company's facility in The Netherlands was obtained in May 1994. The purchase price for this facility was $2,250,000 and approximately $3,257,000 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $540,000, are planned during the remainder of 1997.

     The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to: its success in generating significant revenues from sales; the performance of its sublicensees and distributors under sublicense and distribution arrangements for sales of its products; the time and cost required to manufacture and market its products; the time and cost required for clinical development of products to obtain regulatory approvals, including expanded labeling for its products which are already commercially available; obtaining the rights to additional commercially viable compounds; competitive technological developments; additional government-imposed regulation and control; and changes in healthcare systems which affect reimbursement, pricing or availability of drugs and market acceptance of drugs.

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

     As the company sells Ethyol to its partners, Scherico and ALZA, in quantities, which may or may not correspond to the product's resale to the pharmaceutical trade, the company's sales may fluctuate from period to period dependent upon the timing of its partners' delivery requirements and sales to the pharmaceutical trade as well as the levels of inventory they stock and maintain. Sales of Ethyol are also affected by the other factors relating to product sales noted elsewhere in this section on liquidity and capital resources.

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the distribution fees from ALZA Corporation did bring the company close to a break-even position for calendar 1995 and the company reported net earnings in the third quarter of 1996 as a result of non-recurring items relating to the Scherio Amendment noted herein. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. There can be no assurance that the company will achieve significant revenues or profitable operations. For the period from May 7, 1987 (inception) through March 31, 1997, the company had an accumulated deficit of $118,277,700.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
               Not applicable

Item 2.   Changes in Securities.

               On February 4, 1997 the company entered into a Stock Purchase Agreement with ALZA Corporation ("ALZA"), the company's co-promotion partner in the United States, whereby ALZA agreed to purchase 1,178,882 shares of Common Stock (the "Shares") from the company in a private placement at a purchase price of $18.256 per share. The company will invest a portion of the proceeds in programs supporting Ethyol, the company's cytoprotective agent, which is distributed in the United States by ALZA under a distribution and co-promotion agreement. In connection with this transaction, ALZA represented to the company, among other things, that the Shares were being acquired for ALZA's own account and not with a view toward sale or distribution, and agreed not to make any disposition of the Shares prior to March 24, 1998. The purchase and sale of the Shares was consummated in accordance with the Stock Purchase Agreement on March 24, 1997 for an aggregate purchase price of approximately $21.5 million cash to the company. No underwriters were involved in the sale and no underwriting discounts or commissions were paid.

               The foregoing description is qualified by reference to the company's Current Report on Form 8-K dated February 3, 1997, including the exhibits thereto, as filed with the Securities and Exchange Commission on February 10, 1997.

               The company claims exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon the facts described, or incorporated by reference, above.

Item 3.   Defaults Upon Senior Securities.
               Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
               On April 24, 1997 the company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of the nine members of the company's Board of Directors. The votes "FOR" and "WITHHELD" for each candidate were as follows:

                                   Number of Votes           Number of Votes
     Name of Nominee                 FOR Nominee           WITHHELD from Nominee
     ---------------------------------------------------------------------------
     Robert L. Capizzi               19,874,058                  465,785
     Paul Calabresi                  19,875,807                  464,036
     C. Boyd Clarke                  19,878,616                  461,227
     Robert I. Kriebel               19,878,862                  460,981
     Douglas J. MacMaster            19,875,247                  464,596
     Allen Misher                    19,877,140                  462,703
     Philip S. Schein                19,877,276                  462,567
     Ellen V. Sigal                  19,872,250                  462,593
     Betsey Wright                   19,859,836                  480,007

          At the meeting the stockholders also voted on a proposed amendment to the company's 1992 Stock Option Plan increasing the number of shares of Common Stock for which options may be granted pursuant to the plan from 1,750,000 shares of Common Stock to 2,850,000 shares and increasing the maximum number of options that any individual optionee may receive in any one year from options for 150,000 shares to options for 300,000 shares. The votes "FOR", "AGAINST" and "ABSTAIN" as well as the "BROKER NON-VOTES" were as follows:

     VOTES FOR      VOTES AGAINST       ABSTAIN        BROKER NON-VOTES
     ---------      -------------       -------        ----------------
     15,473,765       3,920,743         143,228             532,107

Item 5.   Other Information.

               Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               a.   Exhibits
                    10.20 U.S. Bioscience, Inc. Non-Executive Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 1997)

                    10.32 U.S. Bioscience, Inc. 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9,
                                   1997)

                    27             Financial Data Schedule

               b. The company has filed the following report since the beginning of the quarter ended March 31, 1997:

                         Date of Report      Items Covered
                         --------------      -------------
                         February 3, 1997       5 and 7

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                             U.S. BIOSCIENCE, INC.


Date:  May 13, 1996                     By:  /s/ Robert I. Kriebel
                                             ----------------------
                                             Robert I. Kriebel
                                             Executive Vice President and
                                             Chief Financial Officer

                             U.S. BIOSCIENCE, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------
Exhibit No.                                                               Page
----------                                                                ----

     10.20 U.S. Bioscience, Inc. Non-Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 to the company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 1997)

     10.32 U.S. Bioscience, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 1997)

     27       Financial Data