Form 10-Q
period 1997-06-30
U S BIOSCIENCE INC
filed 1997-08-14
CIK 847562

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number              1-10392
                       --------------------------------------------------------

                             U.S. Bioscience, Inc.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

         Delaware                                             23-2460100
---------------------------                           -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

    One Tower Bridge, One Hundred Front St., West Conshohocken, PA 19428
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

                                (610) 832-0570
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---       ---


As of August 11, 1997, there were 24,168,900 shares of common stock outstanding.

                             U.S. BIOSCIENCE, INC.


                                     INDEX

                                                                            Page
Part I - Financial Information                                              ----

     Item 1.  Financial Statements

        Consolidated Balance Sheets                                            3

        Consolidated Statements of Operations                                  4

        Consolidated Statements of Cash Flows                                  5

        Consolidated Statements of Changes in Stockholders' Equity             6

        Notes to Consolidated Financial Statements                             7

      Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9


Part II - Other Information

      Item 1.  Legal Proceedings                                              15

      Item 6.  Exhibits and Reports on Form 8-K                               15




                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30, 1997              DECEMBER 31, 1996
                                                                                  -------------              -----------------
                                                                                   (UNAUDITED)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                     $    18,423,800              $    13,054,800
  Investments                                                                        31,032,500                   23,621,800
  Accounts receivable, net                                                            2,190,700                    1,926,200
  Interest receivable                                                                   312,100                      220,700
  Inventories                                                                         2,496,500                    2,592,000
  Other                                                                              11,401,300                    1,620,400
                                                                                ----------------             ----------------
      Total current assets                                                           65,856,900                   43,035,900

Property, plant and equipment at cost, less accumulated depreciation                  5,466,200                    6,075,200
                                                                                ----------------             ----------------
      Total assets                                                              $    71,323,100              $    49,111,100
                                                                                ================             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related payroll taxes payable                        $     1,467,100              $     1,717,700
  Accrued clinical grants payable                                                     2,321,200                    1,611,600
  Accrued product manufacturing costs payable                                           535,900                      747,300
  Accrued marketing costs payable                                                       494,200                      448,500
  Accrued professional fees payable                                                     827,100                      658,000
  Line of credit                                                                        601,800                      664,600
  Current maturities of long-term debt                                                  750,300                      732,200
  Accounts payable and other accrued liabilities                                      5,964,600                    2,329,700
                                                                                ----------------             ----------------
      Total current liabilities                                                      12,962,200                    8,909,600

Long-term liabilities:
  Long-term debt, net of current maturities                                           1,479,500                    1,845,400
  Other long-term liabilities                                                         1,679,000                    1,461,800
                                                                                ----------------             ----------------
      Total long-term liabilities                                                     3,158,500                    3,307,200
                                                                                ----------------             ----------------
      Total liabilities                                                              16,120,700                   12,216,800

Stockholders' equity:
  Preferred stock, $.005 par value-5,000,000 shares authorized;
    none issued                                                                              --                           --
  Common stock, $.01 par value-50,000,000 shares authorized; 24,116,000 shares issued and outstanding at June 30, 1997, and 22,879,900 shares
    issued and outstanding at December 31, 1996                                         241,200                      228,800
Additional paid-in capital                                                          169,457,600                  151,244,400
Deficit accumulated during the development stage                                   (114,058,000)                (114,617,200)
Foreign currency translation adjustment                                                (463,100)                      48,200
Unrealized gain/(loss) on investments                                                    24,700                       (9,900)
                                                                                ----------------             ----------------
      Total stockholders' equity                                                     55,202,400                   36,894,300

                                                                                ----------------             ----------------
      Total liabilities and stockholders' equity                                $    71,323,100              $    49,111,100
                                                                                ================             ================

                            U. S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                ------------------                       ----------------
                                                                      JUNE 30                                 JUNE 30
                                                                      -------                                 --------
                                                             1997                1996                 1997              1996
                                                             ----                ----                 ----              ----
Revenues:
   Net sales                                            $    3,506,100       $   3,682,600       $    6,144,500     $   6,645,200
   Net investment income                                       737,300             579,400            1,241,100         1,263,300
   Licensing, royalty and other income                      10,276,700             582,600           11,344,600           762,600

                                                         -------------        -------------       -------------      -------------
                                                            14,520,100           4,844,600           18,730,200         8,671,100

Expenses:
   Cost of sales                                             1,073,900             822,500            1,901,800         1,696,000
   Selling, general and administrative costs                 4,472,700           3,660,400            7,827,500         6,952,200
   Research and development costs                            4,709,800           3,053,300            8,351,100         5,817,900
   Provision for litigation                                         --                  --                   --                --
   Interest expense                                             44,000              99,600               90,600           429,400
                                                         -------------        -------------       -------------      -------------
                                                            10,300,400           7,635,800           18,171,000        14,895,500

                                                         -------------        -------------       -------------      -------------
Net income/(loss)                                       $    4,219,700       $  (2,791,200)      $      559,200     $  (6,224,400)
                                                         =============        =============       =============      =============

Net income/(loss) per common outstanding share          $         0.17       $       (0.12)      $         0.02     $       (0.28)
                                                         =============        =============       =============      =============

Weighted average number of common shares outstanding
   including common stock equivalents                       25,215,400          22,553,600           24,664,300        21,983,300
                                                         =============        =============       =============      =============

                                                                   PERIOD MAY 7, 1987
                                                                      (INCEPTION)
                                                                        THROUGH
                                                                     JUNE 30, 1997
                                                                     -------------
Revenues:
   Net sales                                                       $   42,082,900
   Net investment income                                               28,626,400
   Licensing, royalty and other income                                 44,427,400

                                                                     -------------
                                                                      115,136,700

Expenses:
   Cost of sales                                                       11,383,900
   Selling, general and administrative costs                           97,752,300
   Research and development costs                                     107,897,500
   Provision for litigation                                            10,165,000
   Interest expense                                                     1,996,000
                                                                     -------------
                                                                      229,194,700

                                                                     -------------
Net income/(loss)                                                  $ (114,058,000)
                                                                     =============
Net income/(loss) per common outstanding share

Weighted average number of common shares outstanding including common stock equivalents




                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                     --------------------------

                                                                                                        1997             1996
                                                                                                   --------------   --------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in)
operating activities:
  Net income/(loss)                                                                                $      559,200   $   (6,224,400)
  Adjustments to reconcile net income/(loss) to net cash used in operating activities:
         Depreciation                                                                                     595,700          560,300
         Compensation element of stock option grants                                                           --               --
         Loss (gain) on investments                                                                        34,600           (4,500)
         Amortization of debenture interest                                                                    --          154,300
         Change in accounts receivable                                                                   (264,500)        (115,300)
         Change in interest receivable                                                                    (91,400)         (68,200)
         Change in inventories                                                                                600         (434,600)
         Change in other current assets                                                               (13,334,000)       5,367,400
         Change in current liabilities                                                                  4,243,900       (3,695,600)
         Provision for litigation                                                                              --               --
         Change in other long-term liabilities                                                            217,200          158,100
                                                                                                    --------------   --------------
              Total adjustments                                                                        (8,597,900)       1,921,900
                                                                                                    --------------   --------------
              Net cash provided by (used in) operating activities                                      (8,038,700)      (4,302,500)

Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                                    60,494,900       27,517,800
         Purchase of investments                                                                      (67,905,600)     (30,392,400)
         Purchase of property, plant and equipment                                                       (537,200)        (302,800)
                                                                                                    --------------   --------------
              Net cash provided by (used in) investing activities                                      (7,947,900)      (3,177,400)

Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securities                    21,440,800          187,500
         Proceeds from exercise of stock options                                                          321,400          753,200
         Proceeds from loan                                                                                    --               --
         Proceeds from line of credit                                                                      23,800               --
         Repayment of long-term debt                                                                     (286,300)        (337,000)
                                                                                                    --------------   --------------
              Net cash provided by (used in) financing activities                                      21,499,700          603,700

Effect of exchange rate changes on cash                                                                  (144,100)         (22,400)
                                                                                                    --------------   --------------
Net increase (decrease) in cash and cash equivalents                                                    5,369,000       (6,898,600)
Cash and cash equivalents-beginning of period                                                          13,054,800       41,618,800
                                                                                                    --------------   --------------
Cash and cash equivalents-end of period                                                            $   18,423,800   $   34,720,200
                                                                                                    ==============   ==============
Supplemental cash flow disclosure:
         Interest paid to affiliate                                                                            --               --
         Interest paid                                                                             $       84,600   $      451,500
         Subordinate debentures and accrued interest converted to common stock                                 --   $    7,945,000

                                                                                                           PERIOD MAY 7, 1987
                                                                                                                (INCEPTION)
                                                                                                                  THROUGH
                                                                                                               JUNE 30, 1997
                                                                                                               -------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in)
operating activities:
  Net income/(loss)                                                                                     $     (114,058,000)
  Adjustments to reconcile net income/(loss) to net cash used in operating activities:
         Depreciation                                                                                            5,648,700
         Compensation element of stock option grants                                                             5,303,400
         Loss (gain) on investments                                                                                182,700
         Amortization of debenture interest                                                                        198,700
         Change in accounts receivable                                                                          (2,190,500)
         Change in interest receivable                                                                            (312,100)
         Change in inventories                                                                                  (2,657,600)
         Change in other current assets                                                                        (14,906,600)
         Change in current liabilities                                                                          11,541,800
         Provision for litigation                                                                               10,000,000
         Change in other long-term liabilities                                                                   1,678,900
                                                                                                         ------------------
              Total adjustments                                                                                 14,487,400
                                                                                                         ------------------
              Net cash provided by (used in) operating activities                                              (99,570,600)

Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                                          3,218,111,500
         Purchase of investments                                                                            (3,249,296,900)
         Purchase of property, plant and equipment                                                             (11,428,600)
                                                                                                         ------------------
              Net cash provided by (used in) investing activities                                              (42,614,000)

Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securities                            149,937,000
         Proceeds from exercise of stock options                                                                 7,796,400
         Proceeds from loan                                                                                      3,219,100
         Proceeds from line of credit                                                                              791,900
         Repayment of long-term debt                                                                            (1,190,200)
                                                                                                         ------------------
              Net cash provided by (used in) financing activities                                              160,554,200

Effect of exchange rate changes on cash                                                                             54,200
                                                                                                         ------------------
Net increase (decrease) in cash and cash equivalents                                                            18,423,800
Cash and cash equivalents-beginning of period                                                                           --
                                                                                                         ------------------
Cash and cash equivalents-end of period                                                                 $       18,423,800
                                                                                                         ==================
Supplemental cash flow disclosure:
         Interest paid to affiliate                                                                     $        1,005,800
         Interest paid                                                                                  $          963,000
         Subordinate debentures and accrued interest converted to common stock                          $       16,841,700

                                                         See accompanying notes.

                              U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH JUNE 30, 1997

                                                                     COMMON STOCK                CLASS B STOCK
                                                                   ---------------              ---------------
                                                              NUMBER OF                      NUMBER OF
                                                               SHARES          AMOUNT         SHARES       AMOUNT
                                                            ------------   -------------    ----------   ---------
Issuance of shares for initial cash contribution
  of capital ($.01 per share of common stock
  and $.005 per share of Class B stock)                       4,500,000    $     45,000       500,000    $  5,000
    Net loss for the period May 7, 1987 (inception)
      through December 31, 1987                                      --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1987                                  4,500,000          45,000       500,000       5,000
    Net loss for the year ended December 31, 1988                    --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1988                                  4,500,000          45,000       500,000       5,000
    Proceeds from exercise of stock options                       1,300              --            --          --
    Compensation related to stock options                            --              --            --          --
    Issuance of shares ($12.00 per share, less costs)         1,250,000          12,500            --          --
    Conversion of class B stock to common stock                 500,000           5,000      (500,000)     (5,000)
    Net loss for the year ended December 31, 1989                    --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1989                                  6,251,300          62,500            --          --
    Proceeds from exercise of stock options                     142,900           1,400            --          --
    Compensation related to stock options                            --              --            --          --
    Issuance of shares ($18.00 per share, less costs)         2,012,500          20,200            --          --
    Net loss for the year ended December 31, 1990                    --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1990                                  8,406,700          84,100            --          --
    Proceeds from exercise of stock options                     250,300           2,500            --          --
    Compensation related to stock options                            --              --            --          --
    Issuance of shares ($57.00 per share, less costs)         1,150,000          11,500            --          --
    Issuance of shares for a 2 for 1 stock dividend           9,807,000          98,000            --          --
    Net loss for the year ended December 31, 1991                    --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1991                                 19,614,000         196,100            --          --
    Proceeds from exercise of stock options                     132,200           1,400            --          --
    Compensation related to stock options                            --              --            --          --
    Net loss for the year ended December 31, 1992                    --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1992                                 19,746,200         197,500            --          --
    Proceeds from exercise of stock options                      53,300             500            --          --
    Compensation related to stock options                            --              --            --          --
    Net loss for the year ended December 31, 1993                    --              --            --          --
    Foreign currency translation adjustment                          --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1993                                 19,799,500         198,000            --          --
    Proceeds from exercise of stock options                      37,600             400            --          --
    Class Action Settlement                                     548,200           5,500            --          --
    Compensation related to stock options                            --              --            --          --
    Net loss for the year ended December 31, 1994                    --              --            --          --
    Foreign currency translation adjustment                          --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1994                                 20,385,300         203,900            --          --
    Proceeds from exercise of stock options                     101,400           1,000            --          --
    Class Action Settlement                                          --              --            --          --
    Proceeds from private placement of securities               560,100           5,600            --          --
    Net loss for the year ended December 31, 1995                    --              --            --          --
    Foreign currency translation adjustment                          --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1995                                 21,046,800         210,500            --          --
    Proceeds from exercise of stock options                     255,500           2,500            --          --
    Conversion of warrants                                          200              --            --          --
    Conversion of debentures                                  1,577,400          15,800            --          --
    Net loss for the year ended December 31, 1996                    --              --            --          --
    Foreign currency translation adjustment                          --              --            --          --
    Unrealized Gain/(Loss) on investments                            --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at December 31, 1996                                 22,879,900         228,800            --          --
    Proceeds from exercise of stock options                      57,200             600            --          --
    Issuance of shares ($18.256 per share, less costs)        1,178,900          11,800            --          --
    Conversion of warrants                                           --              --            --          --
    Net income for the six months ended June 30, 1997                --              --            --          --
    Foreign currency translation adjustment                          --              --            --          --
    Unrealized Gain/(Loss) on investments                            --              --            --          --
                                                            ------------   -------------    ----------   ---------
Balance at June 30, 1997 (Unaudited)                         24,116,000    $    241,200            --    $     --
                                                            ============   =============    ==========   =========
                                                                                                                 TOTAL
                                                                 ADDITIONAL       ACCUM-                         STOCK-
                                                                  PAID-IN         ULATED        OTHER           HOLDERS'
                                                                  CAPITAL         DEFICIT       EQUITY           EQUITY
                                                               ------------   --------------   ---------     --------------
Issuance of shares for initial cash contribution
  of capital ($.01 per share of common stock
  and $.005 per share of Class B stock)                       $  1,000,000    $          --   $      --      $   1,050,000
    Net loss for the period May 7, 1987 (inception)
       through December 31, 1987                                        --       (1,030,500)         --         (1,030,500)
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1987                                     1,000,000       (1,030,500)         --             19,500
    Net loss for the year ended December 31, 1988                       --       (1,556,800)         --         (1,556,800)
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1988                                     1,000,000       (2,587,300)         --         (1,537,300)
    Proceeds from exercise of stock options                            400               --          --                400
    Compensation related to stock options                          305,900               --          --            305,900
    Issuance of shares ($12.00 per share, less costs)           14,061,400               --          --         14,073,900
    Conversion of class B stock to common stock                         --               --          --                 --
    Net loss for the year ended December 31, 1989                       --       (5,743,300)         --         (5,743,300)
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1989                                    15,367,700       (8,330,600)         --          7,099,600
    Proceeds from exercise of stock options                        143,500               --          --            144,900
    Compensation related to stock options                          269,000               --          --            269,000
    Issuance of shares ($18.00 per share, less costs)           33,009,700               --          --         33,029,900
    Net loss for the year ended December 31, 1990                       --       (4,924,900)         --         (4,924,900)
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1990                                    48,789,900      (13,255,500)         --         35,618,500
    Proceeds from exercise of stock options                      3,349,600               --          --          3,352,100
    Compensation related to stock options                        1,038,900               --          --          1,038,900
    Issuance of shares ($57.00 per share, less costs)           61,444,300               --          --         61,455,800
    Issuance of shares for a 2 for 1 stock dividend                (98,000)              --          --                 --
    Net loss for the year ended December 31, 1991                       --       (6,540,100)         --         (6,540,100)
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1991                                   114,524,700      (19,795,600)         --         94,925,200
    Proceeds from exercise of stock options                      1,336,400               --          --          1,337,800
    Compensation related to stock options                        1,452,400               --          --          1,452,400
    Net loss for the year ended December 31, 1992                       --      (20,225,800)         --        (20,225,800)
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1992                                   117,313,500      (40,021,400)         --         77,489,600
    Proceeds from exercise of stock options                        614,300               --          --            614,800
    Compensation related to stock options                          906,900               --          --            906,900
    Net loss for the year ended December 31, 1993                       --      (40,629,600)         --        (40,629,600)
    Foreign currency translation adjustment                             --               --    (291,800)          (291,800)
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1993                                   118,834,700      (80,651,000)   (291,800)        38,089,900
    Proceeds from exercise of stock options                        404,900               --          --            405,300
    Class Action Settlement                                      7,753,200               --                      7,758,700
    Compensation related to stock options                        1,330,300               --          --          1,330,300
    Net loss for the year ended December 31, 1994                       --      (24,041,000)         --        (24,041,000)
    Foreign currency translation adjustment                             --               --     395,700            395,700
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1994                                   128,323,100     (104,692,000)    103,900         23,938,900
    Proceeds from exercise of stock options                        359,900               --          --            360,900
    Class Action Settlement                                      2,241,200               --          --          2,241,200
    Proceeds from private placement of securities                2,233,500               --          --          2,239,100
    Net loss for the year ended December 31, 1995                       --         (237,800)         --           (237,800)
    Foreign currency translation adjustment                             --               --     245,600            245,600
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1995                                   133,157,700     (104,929,800)    349,500         28,787,900
    Proceeds from exercise of stock options                      1,256,300               --          --          1,258,800
    Conversion of warrants                                           4,500               --          --              4,500
    Conversion of debentures                                    16,825,900               --          --         16,841,700
    Net loss for the nine months ended December 31, 1996                --       (9,687,400)         --         (9,687,400)
    Foreign currency translation adjustment                             --               --    (301,300)          (301,300)
    Unrealized Gain/(Loss) on investments                               --               --      (9,900)            (9,900)
                                                               ------------   --------------   ---------     --------------
Balance at December 31, 1996                                   151,244,400     (114,617,200)     38,300         36,894,300
    Proceeds from exercise of stock options                        320,800               --          --            321,400
    Issuance of shares ($18.256 per share, less costs)          17,892,000               --          --         17,903,800
    Conversion of warrants                                             400               --          --                400
    Net income for the six months ended June 30, 1997                   --          559,200          --            559,200
    Foreign currency translation adjustment                             --               --    (511,300)          (511,300)
    Unrealized Gain/(Loss) on investments                               --               --      34,600             34,600
                                                               ------------   --------------   ---------     --------------
Balance at June 30, 1997 (Unaudited)                          $169,457,600    $(114,058,000)  $(438,400)     $  55,202,400
                                                               ============   ==============   =========     ==============


                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through June 30, 1997, the company's revenues have been derived principally from product sales of Hexalen(R), NeuTrexin(R), and Ethyol(R), licensing fees for rights to develop and market certain products principally in the United States, and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

     At the company's annual stockholders meeting on April 22, 1996, the company's stockholders approved a 1 for 2 reverse stock split effected April 23, 1996. Accordingly all references to the number of shares and per share amounts included in the financial statements and related notes thereto, reflect the 1 for 2 reverse stock split.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Information -- The financial information for the three and six month periods ended June 30, 1997 and 1996, and the period from May 7, 1987 (inception) through June 30, 1997 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     Principles of Consolidation -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

     Pervasiveness of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                            June 30,   December 31,
                              1997         1996
                           ----------  ------------
        Raw materials      $  780,600    $  850,500
        Work-in-process     1,334,700     1,121,500
        Finished goods        381,200       620,000
                           ----------    ----------
        Total              $2,496,500    $2,592,000
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

                                                June 30,    December 31,
                                                  1997          1996
                                             ------------- --------------
Land, buildings, and leasehold improvements    $1,745,800     $2,071,900
Equipment, furniture and fixtures               9,095,400      9,079,700
Accumulated depreciation                       (5,375,000)    (5,076,400)
                                             ------------- --------------
Property, plant and equipment, net             $5,466,200     $6,075,200
                                             ============= ==============


     Long-Term Debt -- Long-term debt consists of:

                                    June 30,    December 31,
                                      1997          1996
                                 ------------- --------------
MELF Equipment Loan               $  216,900    $  252,800
Mortgage Loan                        504,800       589,400
Term Loan                          1,400,000     1,700,000
Capital Lease Obligations            108,100        35,400
                                 ------------- --------------
                                   2,229,800     2,577,600
Less Current Portion                 750,300       732,200
                                 ------------- --------------
Long-Term Debt                    $1,479,500    $1,845,400
                                 ============= ==============


     Stockholders' Equity -- On February 4, 1997, the company entered into a Stock Purchase Agreement with ALZA Corporation ("ALZA"), the company's co-promotion partner in the United States, whereby ALZA agreed to purchase 1,178,882 shares of Common Stock (the "Shares") from the company in a private placement at a purchase price of $18.256 per share. The company will invest a portion of the proceeds in programs supporting Ethyol, the company's cytoprotective agent, which is distributed in the United States by ALZA under a distribution and co-promotion agreement. In connection with this transaction, ALZA represented to the company, among other things, that the Shares were being acquired for ALZA's own account and not with a view toward sale or distribution, and agreed not to make any disposition of the Shares prior to March 24, 1998. The purchase and sale of the Shares was consummated in accordance with the Stock Purchase Agreement on March 24, 1997 for an aggregate purchase price of approximately $21.5 million cash to the company. No underwriters were involved in the sale and no underwriting discounts or commissions were paid.

     The foregoing information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

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

          Operations for the six months ended June 30, 1997, consisted primarily of activities relating to the promotion of Ethyol(R) in the United States with co-promotion partner ALZA Corporation ("ALZA"), the marketing of Hexalen(R) and NeuTrexin(R) in the United States, continuing clinical trials of Ethyol and NeuTrexin and product development of Ethyol, NeuTrexin, AZQ and FddA, business development activities in the United States, Europe and Japan and the award to the company by the National Cancer Institute of a contract for shelf life studies of certain clinical drug formulations.

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

          The company received United Stated Food and Drug Administration ("FDA") approval of it's New Drug Application ("NDA") for Ethyol in December 1995 for use in ovarian cancer and an accelerated approval for use in lung cancer in March 1996 and the company began co-promotion of the product with co-promotion partner ALZA in April 1996. The company has also received regulatory approval for Ethyol in several European countries, and received approval to expand the labeled indication in July 1996. The company's marketing partner for European territories is Scherico Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation. Ethyol was approved by Canadian regulatory authorities in late April 1996, where Eli Lilly is the company's marketing partner.

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


Results of Operations
Three months ended June 30, 1997

          Product sales declined slightly to $3,506,100 in the three months ended June 30, 1997 as compared to $3,682,600 in the prior year period, as increased sales of Hexalen, the company's ovarian cancer treatment were offset by a decline in the sales of NeuTrexin in the United States. The company believes that sales of NeuTrexin continued to be adversely affected by a decline in the incidence and severity of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatment for human immunodeficiency virus (HIV) and the prophylactic treatment of patients at risk for PCP.

          Net investment income increased to $737,300 in the second quarter of 1997 as compared to $579,400 in the corresponding 1996 period due to higher interest income resulting from the larger average portfolio balance which is due to funds raised in the ALZA stock purchase completed in the first quarter of 1997.

          Licensing, royalty and other income increased to $10,276,700 for the three month period ended June 30, 1997 from $582,600 in the prior year period due principally to the accrual of a $10 million milestone payment from ALZA Corporation, for meeting a clinical development milestone in connection the company's Phase III randomized trial of Taxol, carboplatin and Ethyol, the company's cytoprotective agent, in patients with advanced non-small cell lung cancer.

          Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased in value and as a percentage of sales in the three month period ended June 30, 1997, due principally to product mix and the effect of lower margins on sales of Ethyol to the company's distribution partners.

          Selling, general and administrative costs for the second quarter of 1997 increased to $4,472,700 from $3,660,400 in the corresponding 1996 period. The $812,300 increase is principally due to a $700,000 provision for the reorganization of the company's European clinical research program which is anticipated to reduce expenses of this component of clinical research costs in the future.

          Research and development costs for the three months ended June 30, 1997 increased to $4,709,800 from $3,053,300 in the second quarter of 1996. The increase is principally due to increased payments for clinical studies and related supplies of $477,400, higher personnel related costs of $529,400 and travel expenses of $85,500, all reflecting the company's phase III clinical trials of Ethyol for use in radiation therapy and for broadened uses in chemotherapy and for clinical trials of NeuTrexin for use in colorectal cancer. In addition, the company incurred higher expenditures for preclinical and product development activities during the second quarter of approximately $695,000 related to several of its products, notably Ethyol, AZQ and FddA.

          Interest expense decreased to $44,000 for the second quarter of 1997 from $99,600 in the prior year first quarter due to the conversion to equity, in early 1996, of the company's entire $16.5 million convertible debenture issue.

          The net income for the three months ended June 30, 1997 was $4,219,700 or $0.17 per fully diluted common share as compared to a loss of $2,791,200 or $0.12 loss per common share in the 1996 period. The 1997 period included a $10 million milestone payment from ALZA.

Six months ended June 30, 1997

          Product sales declined to $6,144,500 in the six month period ended June 30, 1997 as compared to $6,645,200 in the prior year period, as lower sales of NeuTrexin and Hexalen in the United States were partly offset by an increase in Ethyol revenues from the company's major international distribution partner, Scherico, an affiliate of Schering-Plough Corporation. The company believes that sales of NeuTrexin continued to be adversely affected by a decline in the incidence and severity of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatment for human immunodeficiency virus (HIV) and the prophylactic treatment of patients at risk for PCP. Sales of Hexalen, which showed a rebound in the second quarter of 1997, have been the company believes, negatively affected by competitive pressures. Ethyol revenue growth is attributable to increasing trade sales levels and the effects of an amendment to the agreement with Scherico undertaken in 1996.

          Licensing, royalty and other income increased to $11,344,600 for the six month period ended June 30, 1997 from $762,600 in the prior year period due principally to the accrual of a $10 million milestone payment from ALZA Corporation, for meeting a clinical development milestone in connection the company's Phase III randomized trial of Taxol, carboplatin and Ethyol, the company's cytoprotective agent, in patients with advanced non-small cell lung cancer. The company also received, in early 1997, a payment from Scherico relating to the development of a new crystalline dosage form of Ethyol.

          Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased in value and as a percentage of sales in the six month period ended June 30, 1997, due principally to lower sales of Hexalen and NeuTrexin and reduced margins on sales of Ethyol to the company's distribution partners.

          Selling, general and administrative costs for the first six months of 1997 increased to $7,827,500 from $6,952,200 in the corresponding 1996 period. The $875,300 increase is principally due to a $700,000 provision for the reorganization of the company's European clinical research program. The remaining $175,300 increase is principally the net result of increased personnel costs of $800,400 being mostly offset by lower marketing expenditures of $197,300, reduced legal and consulting costs of $157,500 and lower corporate expenses of $170,500.

          Research and development costs for the six month period ended June 30, 1997 increased to $8,351,100 from $5,817,900 in the first half of 1996. The $2,533,200 increase is principally due to increased payments for clinical studies and related supplies of $1,030,400, higher personnel related costs of $669,300 and travel expenses of $144,200, all reflecting the company's phase III clinical trials of Ethyol for use in radiation therapy and for broadened uses in chemotherapy and for clinical trials of NeuTrexin for use in colorectal cancer. In addition the company incurred higher expenditures for preclinical and product development activities during the first half of 1997 of approximately $669,100 related to several of its products, notably Ethyol, AZQ and FddA.

          Interest expense decreased to $90,600 for the first six months of 1997 from $429,400 in the prior year first half due to the conversion to equity, in early 1996, of the company's entire $16.5 million convertible debenture issue.

          The net income for the six months ended June 30, 1997 was $559,200 or $0.02 per fully diluted common share as compared to a loss of $6,224,400 or $0.28 loss per common share in the 1996 period. The 1997 period included a $10 million milestone payment from ALZA.

Liquidity and Capital Resources

          Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of June 30, 1997, the company's cash and investments totaled $49,456,300. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

          During the first half of 1997, net cash used in operations amounted to $8,038,700 principally reflecting the net effect of the factors discussed above under "Results of Operations" less the $10 million milestone payment accrued in the second quarter and paid to the company by ALZA in early July 1997. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development will have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the healthcare and reimbursement system existing in each market where the company's products are or may become commercially available.

          On March 24, 1997, the company completed the sale to ALZA of 1,178,882 shares of the company's Common Stock for gross consideration of $21,521,700.
The company believes its current cash and investments and anticipated revenues from product sales and other sources, will be sufficient to cover the company's anticipated level of cash requirements for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditures and other factors as discussed herein. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

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

          The company's net capital expenditures were $537,200 for the six month period ended June 30, 1997 and total $11,428,600 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995 and to manufacture Ethyol for the U.S. market in December 1996. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements and those of regulatory authorities in other countries, including Good Manufacturing Practices, and are subject to inspection by governmental agencies to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $680,000 relating to the company's facility in The Netherlands was obtained in May 1994. The purchase price for this facility was $2,250,000 and approximately $3,375,000 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $500,000, are planned during the remainder of 1997.

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

          In 1995, Scherico, an affiliate of Schering-Plough Corporation and the company's European distributor for Ethyol, launched Ethyol in several European markets where regulatory approvals had been received. Under the terms of its original agreement with Scherico, the company was to share in operating profits/losses generated from marketing and sales of Ethyol in Germany, the United Kingdom, Spain, Italy and France for a period of up to two years from November 23, 1994. The company paid its share of the 1995 operating losses ($4.2 million) in April 1996 and had accrued $892,000 during the first six months of 1996 for its estimated share of operating losses through the period. In September 1996, an amendment to this agreement was executed pursuant to which, retroactive to January 1, 1996, Scherico began to purchase Ethyol from the company at a price based on a percentage of in-market net sales and the company no longer participates in operating profits/losses previously shared by
the parties.   Scherico paid the company a total of $6.2 million under the amendment in the fourth quarter of 1996.

          In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for five years and is responsible for sales and marketing. The company's U.S. sales force is co-promoting the product with ALZA during this period. After the initial five-year period, ALZA has an option to extend its exclusive rights for one year. At the end of ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years based on in-market net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million under the Ethyol agreement and an additional clinical development milestone payment of $10 million in July 1997. The agreement provides for $5 million in additional distribution fees to be paid to the company during the 1998 subject to the achievement of certain milestones related to the company's clinical development of Ethyol.

          As the company sells Ethyol to its partners, Scherico and ALZA, in quantities which may or may not correspond to the product's resale to the pharmaceutical trade, the company's sales may fluctuate from period to period dependent upon the timing of its partners' delivery requirements and sales to the pharmaceutical trade as well as the levels of inventory they stock and maintain. Sales of Ethyol are also affected by the other factors relating to product sales noted elsewhere in this section on liquidity and capital resources.

          The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the distribution fees from ALZA did bring the company close to a break-even position for calendar 1995. In addition, the company reported net earnings in the third quarter of 1996 as a result of non-recurring items relating to the September 1996 amendment to the agreement with Scherico noted herein and, as reported above, the company generated net earnings in the second quarter and first half of 1997 due to the $10 million milestone payment made by ALZA. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. There can be no assurance that the company will achieve significant revenues or profitable
operations.   For the period from May 7, 1987 (inception) through June 30, 1997, the company had an accumulated deficit of $114,058,000.

                          PART II - Other Information

Item 1. Legal Proceedings.

          On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On April 29, 1996, U.S. Bioscience filed a reply to plaintiff's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor the plaintiff's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg and the plaintiff has filed an appeal against the judgment rendered in favor of U.S. Bioscience, Inc., but the grounds for the appeal have not yet been filed. It is not possible to evaluate how the case will be decided on appeal.

Item 2.  Changes in Securities.
          Not applicable.

Item 3.  Defaults Upon Senior Securities.
          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
          The information called for by this item is contained in the company's report on Form 10-Q for the quarterly period ended March 31, 1997, and is hereby incorporated by reference thereto.

Item 5.  Other Information.
          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          a.  Exhibits

              27    Financial Data Schedule

          b. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                 U.S. BIOSCIENCE, INC.


Date:  August  12, 1997          By:  /s/ Robert I. Kriebel
                                      -------------------------------
                                      Robert I. Kriebel
                                      Executive Vice President and
                                      Chief Financial Officer

                             U.S. BIOSCIENCE, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------

       Exhibit No.                                                  Page
       -----------                                                  ----
          27             Financial Data