Form 10-Q
period 1997-09-30
U S BIOSCIENCE INC
filed 1997-11-14
CIK 847562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number                      1-10392
                      -------------------------------------------------------

                             U.S. Bioscience, Inc.
------------------------------------------------------------------------------
          (Exact name of Registrant as specified on its charter)

             Delaware                                      23-2460100
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


      One Tower Bridge, One Hundred Front St. West Conshohocken PA 19428
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


                                (610) 832-0570
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

As of November 12, 1997, there were 24,207,700 shares of common stock outstanding.

                             U.S. BIOSCIENCE, INC.

                                     INDEX


                                                                                     Page
                                                                                     ----
Part I-Financial Information


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

Part II-Other Information

  Item 1. Legal Proceedings                                                           15

  Item 6. Exhibits and Reports on Form 8-K                                            15


                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                                                           ------------------    -----------------
                                                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents                                                                  $   22,102,100         $   13,054,800
  Investments                                                                                    32,490,000             23,621,800
  Accounts receivable, net                                                                        3,285,800              1,926,200
  Interest receivable                                                                               414,000                220,700
  Inventories                                                                                     2,621,700              2,592,000
  Other                                                                                           1,092,200              1,620,400
                                                                                             --------------         --------------
     Total current assets                                                                        62,005,800             43,035,900

Property, plant and equipment at cost, less accumulated depreciation                              5,393,200              6,075,200
                                                                                             --------------         --------------
     Total assets                                                                             $  67,399,000         $   49,111,100
                                                                                              =============         ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related payroll taxes payable                                      $   1,623,700         $    1,717,700
  Accrued clinical grants payable                                                                 2,473,100              1,611,600
  Accrued product manufacturing costs payable                                                       426,600                747,300
  Accrued marketing costs payable                                                                   861,200                448,500
  Accrued professional fees payable                                                                 804,600                658,000
  Line of credit                                                                                    579,600                664,600
  Current maturities of long-term debt                                                              740,400                732,200
  Accounts payable and other accrued liabilities                                                  5,050,200              2,329,700
                                                                                             --------------         --------------
     Total current liabilities                                                                   12,559,400              8,909,600

Long-term liabilities:
  Long-term debt, net of current maturities                                                       1,325,300              1,845,400
  Other long-term liabilities                                                                     1,770,000              1,461,800
                                                                                             --------------         --------------
     Total long-term liabilities                                                                  3,095,300              3,307,200
                                                                                             --------------         --------------
     Total liabilities                                                                           15,654,700             12,216,800

Stockholders' equity:
  Preferred stock, $.005 par value-5,000,000 shares authorized;
    none issued                                                                                           _                      _
  Common stock, $.01 par value-50,000,000 shares authorized; 24,194,700 shares issued and outstanding at September 30, 1997, and 22,879,900 shares
    issued and outstanding at December 31, 1996                                                     241,900                 228,800
Additional paid-in capital                                                                      169,840,600             151,244,400
Deficit accumulated during the development stage                                               (117,864,000)           (114,617,200)
Foreign currency translation adjustment                                                            (489,000)                 48,200
Unrealized gain (loss) on investments                                                                14,800                  (9,900)
                                                                                             --------------          --------------
    Total stockholders' equity                                                                   51,744,300              36,894,300
                                                                                             --------------         --------------
    Total liabilities and stockholders' equity                                                $  67,399,000           $  49,111,100
                                                                                              =============           =============


                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED           NINE MONTHS ENDED         PERIOD MAY 7, 1987
                                                             SEPTEMBER 30                 SEPTEMBER 30              (INCEPTION)
                                                      ------------------------     ------------------------           THROUGH
                                                          1997          1996            1997         1996        SEPTEMBER 30, 1997
                                                      -----------  -----------     -----------  -----------     -------------------
Revenues:
  Net sales                                           $ 3,476,700  $ 1,785,100     $ 9,621,200  $ 8,430,300        $  45,559,600
  Net investment income                                   808,500      538,600       2,049,600    1,801,900           29,434,900
  Licensing, royalty and other income                     226,700    4,331,500      11,571,300    5,094,100           44,654,100
                                                      -----------  -----------     -----------  -----------        -------------
                                                        4,511,900    6,655,200      23,242,100   15,326,300          119,648,600
Expenses:
  Cost of sales                                         1,207,300      563,000       3,109,100    2,259,000           12,591,200
  Selling, general and administrative costs             3,328,900    2,015,800      11,156,400    8,968,000          101,081,200
  Research and development costs                        3,741,000    3,569,200      12,092,100    9,387,100          111,638,500
  Provision for litigation                                      -            -               -            -           10,165,000
  Interest expense                                         40,700       61,300         131,300      490,700            2,036,700
                                                      -----------  -----------     -----------  -----------        -------------
                                                        8,317,900    6,209,300      26,488,900   21,104,800          237,512,600
                                                      -----------  -----------     -----------  -----------        -------------
Net income / (loss)                                   $(3,806,000) $   445,900     $(3,246,800) $(5,778,500)       $(117,864,000)
                                                      ===========  ===========     ===========  ===========        =============

Net income / (loss) per common outstanding share      $     (0.16) $      0.02     $     (0.14) $     (0.26)
                                                      ===========  ===========     ===========  ===========

Weighted average number of common shares outstanding   24,157,800   22,781,900      23,759,600   22,251,400
                                                      ===========  ===========     ===========  ===========

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,    PERIOD MAY 7, 1987
                                                                              -------------------------------       (INCEPTION)
                                                                                                                       THROUGH
                                                                                    1997            1996          SEPTEMBER 30, 1997
                                                                               ------------     -------------     ------------------

Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
  Net loss                                                                      $  (3,246,800)   $ (5,778,500)     $   (117,864,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                     878,500         854,000             5,931,500
     Compensation element of stock option grants                                            -               -             5,303,400
     Loss (gain) on investments                                                         24,600         (4,600)              172,700
     Amortization of debenture interest                                                      -        154,300               198,700
     Change in accounts receivable                                                  (1,359,600)       299,700            (3,285,600)
     Change in interest receivable                                                    (193,300)       (72,800)             (414,000)
     Change in inventories                                                            (140,900)      (844,400)           (2,799,100)
     Change in other current assets                                                    503,600        824,000            (1,069,000)
     Change in current liabilities                                                     405,600     (5,406,300)            7,703,500
     Provision in litigation                                                                 -              -            10,000,000
     Change in other long-term liabilities                                             308,200         253,300            1,769,900
                                                                                --------------   -------------     ----------------
       Total adjustments                                                               426,700      (3,942,800)          23,512,000
                                                                                --------------   -------------     ----------------
       Net cash provided by (used in) operating activities                          (2,820,100)     (9,721,300)         (94,352,000)


Cash flows provided by (used in) investing activities:
     Proceeds from investments matured and sold                                     73,807,500      36,314,500        3,231,424,100
     Purchase of investments                                                       (82,675,700)    (33,337,200)      (3,264,067,000)
     Purchase of property, plant and equipment                                        (823,200)     (1,002,800)         (11,714,600)
                                                                                --------------   -------------     ----------------
       Net cash provided by (used in) investing activities                          (9,691,400)      1,974,500          (44,357,500)

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of common stock and private placement of securities      21,441,100         191,900          149,937,300
    Proceeds from exercise of stock options                                            704,900         826,900            8,179,900
    Proceeds from loan                                                                       -               -            3,219,100
    Proceeds from line of credit                                                             -               -              768,100
    Repayment of long-term debt                                                       (434,300)       (518,700)          (1,338,200)
                                                                                --------------   -------------     ----------------
      Net cash provided by (used in) financing activities                           21,711,700         500,100          160,766,200

Effect of exchange rate changes on cash                                               (152,900)        (27,800)              45,400
                                                                                --------------   -------------     ----------------
Net increase (decrease) in cash and cash equivalents                                 9,047,300      (7,274,500)          22,102,100
Cash and cash equivalents-beginning of period                                       13,054,800      41,618,800                    -
                                                                                --------------   -------------     ----------------
Cash and cash equivalents-end of period                                           $ 22,102,100    $ 34,344,300     $     22,102,100
                                                                                ==============    ============     ================
Supplemental cash flow disclosure:
         Interest paid to affiliates                                                         -               -      $     1,005,800
         Interest paid                                                                  122,500         429,500     $     1,000,900
         Subordinate debentures and accrued interest converted to common stock                -    $ 16,841,700     $    16,841,700


                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A Development Stage Enterprise)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH SEPTEMBER 30, 1997


                                          COMMON STOCK        CLASS B STOCK
                                      --------------------  -----------------                                              TOTAL
                                        NUMBER               NUMBER             ADDITIONAL       ACCUM-                    STOCK-
                                          OF                   OF                PAID-IN         ULATED       OTHER       HOLDERS'
                                        SHARES     AMOUNT    SHARES   AMOUNT     CAPITAL        DEFICIT      EQUITY        EQUITY
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Issuance of shares for initial cash
 contribution of capital ($.01 per
 share of common stock and $.005
 per share of Class B Stock)           4,500,000  $ 45,000   500,000  $ 5,000  $  1,000,000  $          -   $      -   $  1,050,000
  Net loss for the period May 7,
  1987 (Inception) through
  December 31, 1987                           -         -         -        -             -      (1,030,500)        -     (1,030,500)
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1987           4,500,000    45,000   500,000    5,000     1,000,000     (1,030,500)        -         19,500

 Net loss for the year ended
  December 31, 1988                           -         -         -        -             -      (1,556,800)        -     (1,556,800)
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1988           4,500,000    45,000   500,000    5,000     1,000,000     (2,587,300)        -     (1,537,300)
 Proceeds from exercise of stock
  options                                  1,300        -         -        -            400             -          -            400
 Compensation related to stock
  options                                     -         -         -        -        305,900             -          -        305,900
 Issuance of shares ($12.00 per
  share, less costs)                   1,250,000    12,500        -        -     14,061,400             -          -     14,073,900
 Conversion of class B stock to
  common stock                           500,000     5,000  (500,000)  (5,000)           -              -          -             -
 Net loss for the year ended
  December 31, 1989                           -         -         -        -             -      (5,743,300)        -     (5,743,300)
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1989           6,251,300    62,500        -        -     15,367,700     (8,330,600)        -      7,099,800
 Proceeds from exercise of stock
  options                                142,900     1,400        -        -        143,500             -          -        144,900
 Compensation related to stock
  options                                      -         -        -        -        269,000             -          -        269,000
 Issuance of shares ($18.00 per
  share, less costs)                   2,012,500    20,200        -        -     33,009,700             -          -     33,029,900
 Net loss for the year ended
  December 31, 1990                           -         -         -        -             -      (4,924,900)        -     (4,924,900)
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1990           8,406,700    84,100        -        -     48,789,900    (13,255,500)        -     35,818,500
 Proceeds from exercise of stock
  options                                250,300     2,500        -        -      3,349,600             -          -      3,352,100
 Compensation related to stock
  options                                     -         -         -        -      1,038,900             -          -      1,038,900
 Issuance of shares ($57.00 per
  share, less costs)                   1,150,000    11,500        -        -     61,444,300             -          -     61,455,800
 Issuance of shares for a 2 for 1
  stock dividend                       9,807,000    98,000        -        -        (98,000)            -          -             -
 Net loss for the year ended
  December 31, 1991                           -         -         -        -             -      (6,540,100)        -     (6,540,100)
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1991          19,614,000   196,100        -        -    114,524,700    (19,795,600)        -     94,925,200
 Proceeds from exercise of stock
  options                                132,200     1,400        -        -      1,336,400             -          -      1,337,800
 Compensation related to stock
  options                                     -         -         -        -      1,452,400             -          -      1,452,400
 Net loss for the year ended
  December 31, 1992                           -         -         -        -             -     (20,225,800)        -    (20,225,800)
                                      ----------  --------  --------  -------  ------------  -------------  ---------   -----------
Balance at December 31, 1992          19,746,200   197,500        -        -    117,313,500    (40,021,400)        -     77,489,600
 Proceeds from exercise of stock
  options                                 53,300       500        -        -        614,300             -          -        614,800
 Compensation related to stock
  options                                     -         -         -        -        906,900             -          -        906,900
 Net loss for the year ended
  December 31, 1993                           -         -         -        -             -     (40,629,600)        -    (40,629,600)
 Foreign currency translation
  adjustment                                  -         -         -        -             -              -    (291,800)     (291,800)
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1993          19,799,500   198,000        -        -    118,834,700    (80,651,000)  (291,800)   38,089,900
 Proceeds from exercise of stock
  options                                 37,600       400        -        -        404,900             -          -        405,300
 Class Action Settlement                 548,200     5,500        -        -      7,753,200             -                 7,758,700
 Compensation related to stock
  options                                     -         -         -        -      1,330,300             -          -      1,330,300
 Net loss for the year ended
  December 31, 1994                           -         -         -        -             -     (24,041,000)        -    (24,041,000)
 Foreign currency translation
  adjustment                                  -         -         -        -             -              -     395,700       395,700
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1994          20,385,300   203,900        -        -    128,323,100   (104,692,000)   103,900    23,938,900
 Proceeds from exercise of stock
  options                                101,400     1,000        -        -        359,900             -          -        360,900
 Class Action Settlement                      -         -         -        -      2,241,200             -          -      2,241,200
 Proceeds from private placement
  of securities                          560,100     5,600        -        -      2,233,500             -          -      2,239,100
 Net loss for the year ended
  December 31, 1995                           -         -         -        -             -        (237,800)        -       (237,800)
 Foreign currency translation
  adjustment                                  -         -         -        -             -              -     245,600       245,600
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1995          21,046,800   210,500        -        -    133,157,700   (104,929,800)   349,500    28,787,900
 Proceeds from exercise of stock
  options                                255,500     2,500        -        -      1,256,300             -          -      1,258,800
 Conversion of warrants                      200        -         -        -          4,500             -          -          4,500
 Conversion of debentures              1,577,400    15,800        -        -     16,825,900             -          -     16,841,700
 Net loss for the year ended
  December 31, 1996                           -         -         -        -             -      (9,687,400)        -     (9,687,400)
 Foreign currency translation
  adjustment                                  -         -         -        -             -              -    (301,300)     (301,300)
 Unrealized gain/(loss) on
  investments                                 -         -         -        -             -              -      (9,900)       (9,900)
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at December 31, 1996          22,879,900   228,800        -        -    151,244,400   (114,617,200)    38,300    36,894,300
 Proceeds from exercise of stock
  options                                135,900     1,300        -        -        703,700             -          -        705,000
 Issuance of shares ($18.256 per
  share, less costs)                   1,178,900    11,800        -        -     17,892,000             -          -     17,903,800
 Conversion of warrants                       -         -         -        -            500             -          -            500
 Net loss for the nine months
  ended September 30, 1997                    -         -         -        -             -      (3,246,800)        -     (3,246,800)
 Foreign currency translation
  adjustment                                  -         -         -        -             -              -    (537,200)     (537,200)
 Unrealized gain/(loss) on
  investments                                 -         -         -        -             -              -      24,700        24,700
                                      ----------  --------  --------  -------  ------------  -------------  ---------  ------------
Balance at September 30, 1997
 (Unaudited)                          24,194,700  $241,900        -   $    -   $169,840,600  $(117,864,000) $(474,200) $ 51,744,300
                                      ==========  ========  ========  =======  ============  =============  =========  ============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through September 30, 1997, the company's revenues have been derived principally from product sales of Hexalen(R), Neutrexin(R), and Ethyol(R), licensing fees for rights to develop and market certain products principally in the United States, and investment income. Expenses incurred have been primarily for the development of its drug and related therapies, marketing and sales activities, and corporate organizational and administrative activities.

    At the company's annual stockholders meeting on April 22, 1996, the company's stockholders approved a 1 for 2 reverse stock split effected April 23, 1996. Accordingly all references to the number of shares and per share amounts included in the financial statements and related notes thereto, reflect the 1 for 2 reverse stock split.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Unaudited Information - The financial information for the three and nine month periods ended September 30, 1997 and 1996, and the period from May 7, 1987 (inception) through September 30, 1997 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

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

    Inventories - Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:


                                               September 30,       December 31,
                                                   1997                1996
                                               ------------        ------------
                    Raw materials                $1,041,700          $  850,500
                    Work-in-process               1,331,100           1,121,500
                    Finished goods                  248,900             620,000
                                                 ----------          ----------
                    Total                        $2,621,700          $2,592,000
                                                 ==========          ==========



     Property, Plant and Equipment - Buildings, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Buildings, furniture and equipment are depreciated by the straight-line method over their useful lives. Leasehold improvements are depreciated by the straight-line method over the shorter of their useful lives or the life of the lease. All assets are depreciated under accelerated methods for federal income tax purposes. Property, plant and equipment consists of:


                                                September 30,     December 31,
                                                    1997              1996
                                                -------------     -------------
Land, buildings, and leasehold improvements       $1,874,300        $2,071,900
Equipment, furniture and fixtures                  9,290,500         9,079,700
Accumulated depreciation                          (5,771,600)       (5,076,400)
                                                --------------     ------------
Property, plant and equipment, net                $5,383,200        $6,075,200
                                                ==============     ============



     Long-Term Debt - Long-term debt consists of:


                                                September 30,     December 31,
                                                     1997              1996
                                                -------------     -------------
MELF Equipment Loan                              $   198,900       $   252,800
Mortgage Loan                                        493,500           589,400
Term Loan                                          1,250,000         1,700,000
Capital Lease Obligations                            123,400            35,400
                                                --------------     ------------
                                                   2,065,700         2,577,600
Less Current Portion                                 740,400           732,200
                                                --------------     ------------
Long-Term Debt                                    $1,325,300        $1,845,400
                                                ==============     ============



     Stockholders' Equity - On February 4, 1997, the company entered into a Stock Purchase Agreement with ALZA Corporation ("ALZA"), the company's co-promotion partner in the United States, whereby ALZA agreed to purchase 1,178,882 shares of Common Stock (the "Shares") from the company in a private placement at a purchase price of $18.256 per share. The company is investing a portion of the proceeds in programs supporting Ethyol, the company's cytoprotective agent, which is distributed in the United States by ALZA under a distribution and co-promotion agreement. In connection with this transaction, ALZA represented to the company, among other things, that the Shares were being acquired for ALZA's own account and not with a view toward sale or distribution, and agreed not to make any disposition of the Shares prior to March 24, 1998. The purchase and sale of the Shares were consummated in accordance with the Stock Purchase Agreement on March 24, 1997 for an aggregate purchase price of approximately $21.5 million cash to the company. No underwriters were involved in the sale and no underwriting discounts or commissions were paid.

     The foregoing information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

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

     Operations for the nine months ended September 30, 1997, consisted primarily of activities relating to the promotion of Ethyol(R) in the United States with co-promotion partner ALZA Corporation ("ALZA"), the marketing of Hexalen(R) and NeuTrexin(R) in the United States, continuing clinical trials of Ethyol and NeuTrexin and product development of Ethyol, NeuTrexin, AZQ and FddA, business development activities in the United States, Europe and Japan and the award to the company by the National Cancer Institute of a contract for shelf life studies of certain clinical drug formulations.

     The company also completed during the first quarter of 1997 the sale of 1,178,882 shares of the company's common stock to ALZA Corporation at a purchase price of $18.256 per share for an aggregate investment of $21,521,700. The purchase price was 120% of the average closing price of U.S. Bioscience, Inc. shares as traded on the AMEX for the 10 days preceding the date of the agreement. The company is investing a portion of the proceeds in programs supporting Ethyol.

     The company received United States Food and Drug Administration ("FDA") approval of it's New Drug Application ("NDA") for Ethyol in December 1995 for use in ovarian cancer and an accelerated approval for use in non-small cell lung cancer in March 1996 and the company began co-promotion of the product with ALZA in April 1996. The company has also received regulatory approval for Ethyol in several European countries, and received approval to expand the labeled indication in July 1996. The company's marketing partner for European territories is Scherico Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation. Ethyol was approved by Canadian regulatory authorities in late April 1996, where Eli Lilly is the company's marketing partner.

     The company believes that its expenditures for research and development, marketing and administration, capital equipment and facilities will continue to exceed revenues as a result of (i) further clinical trials aimed at label expansion and regulatory approvals for Ethyol and NeuTrexin, (ii) the marketing of Hexalen, NeuTrexin and Ethyol in the United States, (iii) expansion of clinical and preclinical testing of drug compounds, including expanded indications for existing drugs and (iv) further product development and enhancement of manufacturing and analytical capabilities.


Results of Operations
Three months ended September 30, 1997

     Product sales increased to $3,476,700 in the three months ended September 30, 1997 as compared to $1,785,100 in the prior year period, as increases in Ethyol sales to the company's distribution partners, ALZA and Schering-Plough reflect continued worldwide sales growth. Sales of Hexalen, the company's ovarian cancer treatment, approximate prior year period levels, while sales of NeuTrexin continue to be adversely affected, the company believes, by the decline in the incidence and severity of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatment for human immunodeficiency virus (HIV) and the prophylactic treatment of patients at risk for PCP.

     Net investment income increased to $808,500 in the third quarter of 1997 as compared to $538,600 in the corresponding 1996 period due to higher interest income resulting from the larger average portfolio balance resulting from the funds raised in the ALZA stock purchase completed in the first quarter of 1997.

     Licensing, royalty and other income declined to $226,700 for the three month period ended September 30, 1997 from $4,331,500 in the prior year period due the accrual in the third quarter of 1996 of a $4.2 million payment from Scherico pursuant to an amendment to the 1993 distribution agreement between the company and Scherico for Ethyol in Europe.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased as a percentage of sales in the three month period ended September 30, 1997, due principally to product mix, notably increased sales of Ethyol to the company's distribution partners.

     Selling, general and administrative costs for the third quarter of 1997 increased to $3,328,900 from $2,015,800 in the corresponding 1996 period. The 1996 period includes a $892,000 reversal of accrued expenses made pursuant to the amendment of the Scherico distribution agreement for Ethyol in Europe. Excluding this item, expenses increased $421,100 primarily as a result of higher marketing expenditures of $279,700 and higher personnel costs of $196,900.

     Research and development costs for the three month period ended September 30, 1997 increased to $3,741,000 from $3,569,200 in the third quarter of 1996. The increase is due to higher payments for clinical studies of $155,700 and higher personnel and travel costs of $183,300 reflecting the company's phase III clinical trials of Ethyol for use in radiation therapy and for broadened uses in chemotherapy and for clinical trials of NeuTrexin for use in colorectal cancer. In addition, the company incurred higher expenditures for preclinical and product development activities during the third quarter of approximately $374,900 related primarily to Ethyol, AZQ and FddA. These increases were partly offset by greater capitalization of manufacturing related overhead expenditures.

     Interest expense decreased to $40,700 for the third quarter of 1997 from $61,300 in the prior year first quarter due to lower outstanding debt balances, reduced interest rates and favorable exchange movements affecting debt held by the company's wholly-owned subsidiary in The Netherlands.

     The net loss for the three months ended September 30, 1997 was $3,806,000 or $0.16 loss per common share as compared to net income of $445,900 or $0.02 per common share in the 1996 period. The 1996 period included the favorable impact of the $4.2 million accrual and the $892,000 expense reversal made pursuant to the amendment to the company's 1993 European distribution agreement for Ethyol.

Nine months ended September 30, 1997

     Product sales increased to $9,621,200 in the nine month period ended September 30, 1997 as compared to $8,430,300 in the prior year period due to an increase in Ethyol revenues from the company's major distribution partners, ALZA and Scherico, wich were partly offset by lower sales of NeuTrexin and Hexalen in the United States. Ethyol revenue growth is attributable to the increasing trade sales levels in the United States and Europe and the effects of an amendment to the agreement with Scherico undertaken in September 1996. The company believes that sales of NeuTrexin continued to be adversely affected by a decline in the incidence and severity of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatment for human immunodeficiency virus (HIV) and the prophylactic treatment of patients at risk for PCP. Sales of Hexalen have been, the company believes, negatively affected by competitive pressures.

     Net investment income increased to $2,049,600 in the nine month period ended September 30, 1997 as compared to $1,801,900 in the corresponding 1996 period due to higher interest income resulting from the larger average portfolio balance resulting from the funds raised in the ALZA stock purchase completed in the first quarter of 1997.

     Licensing, royalty and other income increased to $11,571,300 for the nine month period ended September 30, 1997 from $5,094,100 in the prior year period due principally to the receipt of a $10 million milestone payment from ALZA for meeting a clinical development milestone in connection the company's Phase III randomized trial of Taxol, carboplatin and Ethyol, the company's cytoprotective agent, in patients with advanced non-small cell lung cancer. The company also received, in early 1997, a payment from Scherico relating to Ethyol product development.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased as a percentage of sales in the nine month period ended September 30, 1997, due principally to product mix, notably, increased sales of Ethyol to the company's distribution partners.

     Selling, general and administration costs for the first nine months of 1997 increased to $11,156,400 from $8,968,000 in the corresponding 1996 period. The $2,188,400 increase is principally due to a $700,000 provision for the reorganization of the company's European clinical research program and a $974,400 increase in promotional spending. The remaining $514,000 increase is principally the net result of increased personnel costs of $997,100 being partly offset by a decrease in corporate and insurance expenses $314,100, a decrease in legal and consulting costs of $80,200 and a decrease in travel related expenditures of $62,800.

     Research and development costs for the nine month period ended September 30, 1997 increased to $12,092,100 from $9,387,100 in the first nine months of 1996. The $2,705,000 increase is principally due to increased payments for clinical studies and related supplies of $1,075,600, higher personnel related costs of $764,700 and travel expenses of $232,000, reflecting primarily the company's phase III clinical trials of Ethyol for use in radiation therapy and for broadened uses in chemotherapy and for clinical trials of NeuTrexin for use in colorectal cancer. In addition the company incurred higher expenditures for preclinical and product development activities during the first half of 1997 of approximately $860,600 related to several of its products, notably Ethyol, AZQ and FddA.

     Interest expense decreased to $131,300 for the first nine months of 1997 from $490,700 in the prior year due principally to the conversion to equity, in early 1996, of the company's entire $16.5 million convertible debenture issue.

     The net loss for the nine months ended September 30, 1997 was $3,246,800 or $0.14 loss per common share as compared to a loss of $5,778,500 or $0.26 loss per common share in the 1996 period. The 1997 period included a $10 million milestone payment from ALZA.

Liquidity and Capital Resources

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of September 30, 1997, the company's cash and investments totaled $54,592,100. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first nine months of 1997, net cash used in operations amounted to $2,820,100 principally reflecting the net effect of the factors discussed above under "Results of Operations." Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development will have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the healthcare and reimbursement system existing in each market where the company's products are or may become commercially available.

     On March 24, 1997, the company completed the sale to ALZA of 1,178,882 shares of the company's Common Stock for gross consideration of $21,521,700. The company believes its current cash and investments and anticipated revenues from product sales and other sources, will be sufficient to cover the company's anticipated level of cash requirements for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, clinical development costs, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditures and other factors as discussed herein. The company is hopeful that its products will, in the near future, generate sufficient sales to provide the cash resources required to fund its operations, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

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

     The company's net capital expenditures were $823,200 for the nine month period ended September 30, 1997 and total $11,714,600 since inception. In
April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June
1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995 and to manufacture Ethyol for the U.S. market in December 1996. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements and those of regulatory authorities in other countries, including Good Manufacturing Practices, and are subject to inspection by governmental agencies to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $680,000 relating to the company's facility in The Netherlands was obtained in May 1994. The purchase price for this facility was $2,250,000 and approximately $3,582,000 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $300,000, are planned during the remainder of 1997.

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

     In 1995, Scherico, an affiliate of Schering-Plough Corporation and the company's European distributor for Ethyol, launched Ethyol in several European markets where regulatory approvals had been received. Under the terms of its original agreement with Scherico, the company was to share in operating profits/losses generated from marketing and sales of Ethyol in Germany, the United Kingdom, Spain, Italy and France for a period of up to two years from November 23, 1994. The company paid its share of the 1995 operating losses ($4.2 million) in April 1996 and had accrued $892,000 during the first nine months of 1996 for its estimated share of operating losses through the period. In September 1996, an amendment to this agreement was executed pursuant to which, retroactive to January 1, 1996, Scherico began to purchase Ethyol from the company at a price based on a percentage of in-market net sales and the company no longer participates in operating profits/losses previously shared by the parties. Scherico paid the company a total of $6.2 million under the amendment in the fourth quarter of 1996.

     In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for five years and is responsible for sales and marketing. The company's U.S. sales force is co-promoting the product with ALZA during this period. After the initial five-year period, ALZA has an option to extend its exclusive rights for one year. At the end of ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years (nine if the option is exercised) based on in-market net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million under the Ethyol agreement and an additional clinical development milestone payment of $10 million in July 1997. The agreement provides for $5 million in additional distribution fees to be paid to the company during 1998 subject to the achievement of certain milestones related to the company's clinical development of Ethyol.

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

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the initial distribution fees from ALZA did bring the company close to a break-even position for calendar 1995. In addition, the company reported net earnings in two recent periods: the third quarter of 1996 as a result of non-recurring items relating to the September 1996 amendment to its agreement with Scherico noted herein, and, the second quarter and first half of 1997 due to the $10 million milestone payment made by ALZA. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. There can be no assurance that the company will achieve significant revenues or profitable operations. For the period from May 7, 1987 (inception) through September 30, 1997, the company had an accumulated deficit of $117,864,000.

                         PART II - Other Information

Item 1. Legal Proceedings
                On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni
& Co. filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany.
On April 29, 1996, U.S. Bioscience filed a reply to plaintiff's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor the plaintiff's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg and the plaintiff has filed an appeal against the judgment rendered in favor of U.S. Bioscience, Inc. Oral arguments for the appeal are expected to be scheduled in the first half of 1998. It is not possible to evaluate how the case will be decided on appeal.

Item 2. Changes in Securities.
                Not applicable.

Item 3. Defaults Upon Senior Securities.
                Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
                Not applicable.

Item 5. Other Information.
                Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

                a.     Exhibits

                       27              Financial Data Schedule

                b. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                            U.S. BIOSCIENCE, INC.


Date:  November 13, 1997                    By:   /s/ Robert I. Kriebel
                                                 -----------------------------
                                                  Robert I. Kriebel
                                                  Executive Vice President and
                                                  Chief Financial Officer

                            U.S. BIOSCIENCE, INC.
                        QUARTERLY REPORT ON FORM 10-Q

                                EXHIBIT INDEX
                                -------------

Exhibit No.                                                            Page
-----------                                                            ----

    27            Financial Data