Form 10-K405
period 1997-12-31
U S BIOSCIENCE INC
filed 1998-03-20
CIK 847562

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

    (MARK ONE)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
    [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 1-10392
                             U.S. BIOSCIENCE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 23-2460100
                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)

  ONE TOWER BRIDGE 100 FRONT STREET                         19428
        WEST CONSHOHOCKEN, PA
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 832-0570

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $235,805,000.*

  As of March 13, 1998, the number of outstanding shares of the registrant's Common Stock was 24,239,822.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III--Portions of the registrant's definitive Proxy Statement with respect to the registrant's 1998 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.
--------
* Calculated by excluding all shares held by executive officers, directors and five percent shareholders of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     This report on Form 10-K contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in this Form 10-K, including, without limitation in the Section of Item 1 entitled "Factors Affecting the Company's Prospects." As a result, the reader is cautioned not to rely on these forward-looking statements.

     The following discussion also should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Financial Statements on pages F-1 to F-20.



                                    PART I


ITEM 1.  BUSINESS.

     General

     U.S. Bioscience, Inc., a Delaware corporation (the "company"), is a pharmaceutical firm established in 1987 which seeks to develop and market drugs, principally drugs for treating patients with cancer, acquired immune deficiency syndrome ("AIDS") and allied diseases and infections. The company has, through licensing agreements, rights to nine drugs for the treatment of these diseases. Three drugs have received approval for marketing in the United States by the United States Food and Drug Administration ("FDA"), Hexalen/(R)/ (altretamine), NeuTrexin/(R)/ (trimetrexate glucuronate for injection) and Ethyol/(R)/ (amifostine); three are in various stages of clinical trials, AZQ, PALA and lodenosine (formerly FddA); and three are in preclinical testing, WR-151327, Third Generation Platinums and Mitomycin-C Analogues. For a description of the steps required before a drug may be marketed in the United States see "Government Regulation."

     In December 1990, the FDA approved the company's New Drug Application ("NDA") for Hexalen, a drug for the treatment of advanced ovarian cancer. Commercial sales of Hexalen commenced in the United States in January 1991. See "Principal Products - Hexalen."

     The company's NDA for NeuTrexin for the treatment of Pneumocystis carinii pneumonia ("PCP"), an infection primarily associated with AIDS was approved by the FDA and the Canadian regulatory authority, the Health Protection Branch ("HPB"), in December of 1993, and commercial sales of NeuTrexin commenced in the United States in January 1994. At its September 1994 meeting, the European Union's ("EU") Committee for Proprietary Medicinal Products ("CPMP") recommended NeuTrexin for approval in the EU. NeuTrexin has received local health regulatory approval in many EU countries. See "Principal Products - NeuTrexin."

     The company's NDA for Ethyol was approved by the FDA on December 8, 1995 for reducing the cumulative renal (kidney) toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer. On March 15, 1996, the company's supplemental NDA was approved by the FDA under the Accelerated Approval Regulations to include use in patients with non-small cell lung cancer for the reduction of cumulative renal damage associated with repeated administration of cisplatin-based chemotherapy. For a discussion of approval under the Accelerated Approval Regulations see "Government Regulation." On January 7, 1997 a U.S. patent was issued to the company for a crystalline dosage form of Ethyol. The FDA has granted the company clearance to market this new crystalline dosage form, which was launched in the United States in May 1997 by ALZA. See "Principal Products - Ethyol."

     A dossier describing Ethyol's chemoprotection properties was submitted to the CPMP in September 1992. At its September 1994 meeting, the CPMP recommended Ethyol for approval by its member countries to reduce the neutropenia related risk of infection (e.g. neutropenic fever) due to the combination regimen cyclophosphamide and cisplatin in patients with advanced (FIGO Stage III or IV) ovarian cancer. The CPMP recommended an expanded indication on July 26, 1996, to include protection of patients with advanced solid tumors of non-germ cell origin from cumulative nephrotoxicity of cisplatin and cisplatin-containing regimens, where unit doses of cisplatin range from 60-120 mg/m/2/, in conjunction with adequate hydration measures. Ethyol has received local health regulatory approval in most EU countries. See "Principal Products - Ethyol."

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

     The three most common methods of treating patients with cancer are surgery, radiation therapy and systemic therapy. Systemic therapy consists principally of chemotherapy and hormonal therapy. Chemotherapy involves the administration of cytotoxic drugs designed to kill cancer cells. In addition to seeking to develop these types of cancer-killing drugs, the company, like some of its competitors, is seeking to develop drugs that augment the efficacy or reduce the toxicity of other chemotherapeutic agents and of radiation therapy.

     Anticancer drugs can be toxic to normal cells as well as cancer cells, causing unwanted side effects. For many cancer drugs, therapeutic dosage for cancerous tissue is close to the toxic dose. Thus, drugs that could selectively protect normal cells could be of significant medical benefit. Development of systemic therapeutic products for treating cancer or used in connection with treatment of cancer requires laborious preclinical and clinical testing to satisfy government regulation and medical ethics. As a consequence, the development of successful drugs for these purposes often requires five to 10 years of preclinical and clinical testing. See "Government Regulation."

     The Human Immunodeficiency Virus ("HIV")/Acquired Immune Deficiency Syndrome ("AIDS") treatment market can be divided into two segments. The antiretroviral segment includes those therapies which specifically target the HIV virus, such as nucleoside analogues like zidovudine (AZT), didanosine (ddI), zalcitabine (ddC) and lamivudine (3TC), and protease inhibitors, such as saquinavir, nelfinavir, ritonavir and indinavir. The second segment of the HIV/AIDS treatment market includes those agents which prevent or treat AIDS-related opportunistic infections, including, PCP, tuberculosis, candidiasis etc.

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

     Marketing and Distribution

     In 1995 the company entered into an exclusive distribution and marketing agreement with ALZA Corporation ("ALZA") for its drug Ethyol for the U.S. market. Under the terms of this agreement the company is co-promoting Ethyol with ALZA in the United States. See "Principal Products - Ethyol - Distribution and Marketing Agreements." The company also currently co-promotes Hexalen and NeuTrexin in the United States under an agreement with ALZA. See "Principal Products - Hexalen - Distribution and Marketing Agreements." It is the company's intention to determine the most appropriate commercial arrangements for marketing its drugs in various territories on a case-by-case basis.

     Opportunities exist for the registration and commercialization of the
company's products in some foreign countries.   Since the company does not
market drugs on its own in most territories outside of the United States, the company has, with respect to certain of its drugs, entered into licensing and distribution arrangements, covering certain foreign markets. Some of these agreements provide signing fees and/or milestone payments to the company, some provide that the company will sell its drug product at pre-negotiated prices under the agreement and some provide royalties to the company based upon future sales, if any, of licensed drugs. The extent to which the company derives meaningful revenues from these arrangements will be dependent upon, among other things, the ability to obtain product approvals and the licensees' and distributors' ability to market and sell the licensed drugs in their respective markets.


PRINCIPAL PRODUCTS

     The company's products reflect its strategy of building a portfolio of drugs for the treatment of patients with cancer that represent a diverse group of modalities, including cancer-attacking cytotoxics (Hexalen, NeuTrexin, AZQ, third generation platinum anticancer agents, and Mitomycin-C analogues); cytoprotectors (Ethyol and WR-151327); and modulators (NeuTrexin and PALA). The company's products also reflect its strategy of building a portfolio of drugs for the treatment of AIDS and AIDS-related diseases or infections. The company's drug NeuTrexin is commercially available for treatment of PCP, an infection primarily associated with AIDS. The company has licensed lodenosine (formerly FddA), and its active metabolite FddI, which are reverse transcription inhibitors now being evaluated in clinical trials for use in the treatment of HIV and AIDS. See "Principal Products - Lodenosine (formerly FddA)."

     HEXALEN/(R)/ (ALTRETAMINE/HEXAMETHYLMELAMINE)

     General Description. Hexalen is an orally administered cytotoxic drug that was cleared for marketing by the FDA in December 1990 for use as a single agent in the palliative treatment of patients with persistent or recurrent ovarian cancer following first-line therapy with cisplatin and/or alkylating agent-based combination chemotherapy. Until December 26, 1997, Hexalen had marketing exclusivity in the United States for advanced ovarian cancer under the Orphan Drug provisions of the Food, Drug and Cosmetic Act. See "Orphan Drug Status."

     Marketing. The company co-promotes Hexalen with ALZA Corporation under the terms of a Co-Promotion Agreement dated May 21, 1996. Under the terms of that agreement, the company directs the marketing program. The company's approximately 15-person sales force and ALZA's approximately 100-person sales force co-promote Hexalen to health care providers who treat ovarian cancer. The marketing program consists of direct mail, symposia and promotion to prescribing physicians. Hexalen is distributed through pharmaceutical wholesalers and is prescribed by oncologists treating ovarian cancer. Sales of Hexalen continued to be adversely affected in 1997 by other therapies that compete with Hexalen for ovarian cancer patients, some of which were introduced in 1996. In the United States the company has obtained a registered trademark for Hexalen, the company's brand of altretamine. The company is also pursuing trademark registrations for Hexalen in a number of foreign countries.

     As of March 2, 1998, Hexalen has been approved for the treatment of ovarian cancer in 19 countries outside the United States, including Canada, the United Kingdom, Australia, Israel, Sweden, Norway, China, South Korea, Egypt and Hong Kong. Commercial sales of Hexalen outside the United States are made through distribution or license arrangements. To date, commercial sales of Hexalen outside the United States have not been material.

     License of Hexalen to the Company. The company's rights to Hexalen are derived from an assignment of rights regarding Wyeth Laboratories, Inc.'s ("Wyeth") NDA. In return, the company is required to pay royalties to Wyeth on worldwide sales by the company or its licensees of any product containing altretamine. The company also has a licensing agreement with Rhone-Poulenc Rorer for rights to applications, registrations and approvals relating to their brand of altretamine (Hexastat/(R)/) in Canada, Germany, Italy, The Netherlands, Israel and the Czech Republic. The licenses expire in 2001 with respect to Canada and 2002 with respect to the other countries. In commercializing Hexalen in these markets, if and when regulatory approvals are obtained, the company will be required to pay royalties to Rhone-Poulenc Rorer on sales of Hexalen by the company or its licensees or distributors in countries covered by the licensing or distribution agreements.

     Orphan Drug Status. Under the orphan drug provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDCA"), Hexalen had received orphan drug marketing exclusivity for its FDA approved indication for a period of seven years from approval of its NDA (i.e., the FDA could not approve another altretamine product for that indication during the seven-year period). Such exclusivity expired in December 1997. See "Orphan Drug Status," "Government Regulation," and "Patents, Trademarks, and Trade Secrets."

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

     The company has entered into distribution or licensing agreements for Hexalen with a number of pharmaceutical companies for territories outside of the United States. The company has licensed its rights for Hexalen in Scandinavia to Swedish Orphan AB ("Swedish Orphan"). Commercial sales of Hexalen commenced in Sweden during the second quarter of 1993. The company has licensed its Hexalen rights in Australia and New Zealand to F.H. Faulding & Co. Limited ("Faulding"). It has licensed its rights in Israel to Teva Pharmaceutical Industries, Ltd. ("Teva"). In addition, the company has licensed its rights for Japan, South Korea and Taiwan to Kanebo, Ltd. ("Kanebo"). The licensees are required to pay the company royalties based on their net sales for up to 10 years after their first commercial sale of the product. In 1996, the company entered into a distribution agreement with Teva for the sale of Hexalen in 15 eastern European and three South American countries. Under the agreement with Teva, the company will supply Hexalen to Teva at an agreed upon supply price.
In January 1997, the company signed an agreement with Canton Pharmaceuticals
(USA), Inc. ("Canton") for distribution of Hexalen in China and Hong Kong.
Under the terms of that agreement, the company sells Hexalen to Canton at a supply price which decreases as volume sales of Hexalen increase in China.

     The company has entered into an exclusive marketing and distribution agreement for Hexalen with Societe de Conseils, de Recherches et d'Applications Scientifiques ("SCRAS"), an affiliate of Beaufour IPSEN, for the United Kingdom, Germany and The Netherlands with rights of SCRAS to extend the territory to Belgium, Ireland, Italy, Luxembourg and Portugal for a term of up to seven years. Under the terms of the agreement, the company supplies Hexalen to SCRAS at negotiated prices.

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

     Manufacturing. The company is dependent on third party suppliers for the manufacture of Hexalen. The company uses one approved source of altretamine drug substance and two approved sources for the finished dosage form of Hexalen. See "Government Regulation."

     NEUTREXIN/(R)/ (TRIMETREXATE GLUCURONATE FOR INJECTION)

     General Description. NeuTrexin is a lipid-soluble intravenously administrable analogue of methotrexate, a commonly-used anticancer agent. In December 1993, the FDA approved the company's NDA, and the HPB granted commercial clearance, for NeuTrexin with concurrent leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe PCP in immunocompromised patients, including patients with AIDS, who are intolerant of, or are refractory to, trimethoprim-sulfamethoxazole therapy or for whom trimethoprim-sulfamethoxazole is contraindicated. In September 1994, the CPMP recommended approval for NeuTrexin with concurrent leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia in patients with AIDS who are intolerant of or refractory to standard therapy or for whom standard therapy is contraindicated. NeuTrexin was designated a "high tech" drug under the CPMP's Concertation Procedure which provided for concurrent review of the dossier by the then twelve members of the EU and provides up to 10 years of regulatory exclusivity in the EU markets upon approval. Following the positive CPMP recommendation, the company received local regulatory approvals in 11 of the 12 original EU member countries. As of March 2, 1998, local health regulatory approvals for NeuTrexin have been received in 21 countries outside the United States, including Canada, Denmark, France, Germany, Ireland, Luxembourg, the United Kingdom, Spain, Greece, Sweden, Norway, Portugal, The Netherlands, Italy and Argentina.

     Marketing. The company launched its NeuTrexin marketing program in the United States during early 1994. During 1996, the company entered into a co-promotion agreement with ALZA Corporation to co-promote NeuTrexin in the United States. Under the terms of that agreement, the company directs the marketing program. The company's approximately 15-person sales force and ALZA's approximately 100 -person sales force promote NeuTrexin to health care providers who treat PCP. The marketing program consists of direct mail, symposia and promotion to prescribing physicians by the company's and ALZA's sales representatives. NeuTrexin is distributed through pharmaceutical wholesalers and is prescribed by physicians treating PCP. Commercial sales of NeuTrexin in the United States commenced in January 1994. Sales of NeuTrexin declined in 1996 and most of 1997 due, the company believes, to the promotional emphasis placed on Ethyol, and a decline in the incidence and severity of PCP due to improvements in treatment for HIV and prophylactic treatment for patients at risk for PCP. In the United States the company has obtained a registered trademark for NeuTrexin, the company's brand of trimetrexate glucuronate. The company is also pursuing trademark registrations for NeuTrexin in a number of foreign countries.

     Clinical Trials. The company is investigating NeuTrexin as an anticancer agent. A Phase II study of escalating doses of NeuTrexin in combination with 5-fluorouracil ("5-FU") and leucovorin in patients with colorectal cancer who had previously failed 5-FU based chemotherapy was conducted at Memorial Sloan-Kettering Cancer Institute. Based on positive results from this trial, a multicenter Phase II trial of NeuTrexin in combination with 5-FU and leucovorin in 36 patients with metastatic colorectal cancer was conducted. This study also provided positive results and the company is continuing to investigate NeuTrexin for colorectal cancer. In follow-up, two Phase II trials in previously treated colorectal cancer patients and two randomized controlled Phase III trials of 5-FU and leucovorin with and without NeuTrexin have been initiated. Pharmacologic properties of NeuTrexin also suggest possible applications in the management of non-neoplastic diseases such as psoriasis and rheumatoid arthritis. Research into topical and oral formulations of NeuTrexin is underway. The development of these dosage forms will facilitate clinical research not only in patients with diseases such as AIDS and cancer, but may also allow for an extended role for NeuTrexin in patients with benign diseases (such as psoriasis and rheumatoid arthritis).

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

     Patents and Orphan Drug Status. As noted above, the company has licensed, on an exclusive basis, Warner-Lambert's NeuTrexin patents. One of those patents, a U.S. composition of matter patent on the form of NeuTrexin approved for commercial sale, was issued March 15, 1983 and, pursuant to recent legislation, will be entitled to a term of 20 years from the date of the first U.S. filed application for that patent, October 31, 1980. Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, an application has been filed and a certificate granted which extends the term of the patent for 1,286 days, a period relating to the time NeuTrexin was under review by the FDA. Therefore, the extended expiration date for this patent is May 9, 2004. The company has rights to the foreign counterparts of this U.S. Patent in many European markets. These foreign counterpart patents were filed in 1981 and are due to expire in 2001. The company is applying for supplementary patent protection in the EU countries where health regulatory approvals for NeuTrexin have been received and where there is a foreign counterpart patent. Such supplementary protection may be granted for a period of up to five additional years. As of March 2, 1998, supplementary protection has been granted in France, Germany, Luxembourg, the United Kingdom and Sweden, each for a five year term.

     The company also has an exclusive license in the United States for a U.S. Government patent claiming a method of treating PCP infection with trimetrexate. See "Principal Products - NeuTrexin - Licenses of NeuTrexin to the Company."

     Upon approval of the NDA for NeuTrexin in December 1993, the product received seven years of orphan drug marketing exclusivity under the orphan drug provisions of the FFDCA for the approved PCP indication. NeuTrexin is also designated as an orphan drug for the treatment of metastatic colorectal adenocarcinoma, metastatic carcinoma of the head and neck, pancreatic adenocarcinoma and advanced non-small cell carcinoma of the lung. If the company obtains the first NDA approval for the product for any of these indications, NeuTrexin would be eligible for seven years of orphan drug marketing exclusivity for such approved indications. See "Government Regulation," "Patents, Trademarks, and Trade Secrets," and "Orphan Drug Status."

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

     In addition, the company has licensed its rights for NeuTrexin in over 35 countries in Latin America and Asia (the "Latin America/Asia Territories") to an affiliate of Schering-Plough Corporation ("Schering"), Schering Overseas Ltd. ("Schering Overseas"). Under the terms of this agreement, Schering Overseas is required to pay the company royalties and consulting fees based on net sales of NeuTrexin for up to 10 years after first commercial sale of the product. Under certain circumstances, Schering Overseas may incur certain payment obligations for an additional five years after such 10 year period.

     The company has also licensed its rights for NeuTrexin to another affiliate of Schering, Scherico, Ltd. ("Scherico"), under two agreements, one covering territories comprising Korea, Taiwan, Peru, Paraguay and six countries in the Middle East (the "Korea/Taiwan/Peru/Paraguay/Middle East Territories) and the other covering territories comprising Australia, Iran, Iraq, New Zealand and over 30 countries in Eastern Europe and Africa (the "Eastern Europe/Africa/Australia/New Zealand Territories"). Under these agreements, which also grant rights to Ethyol, Scherico is required to pay the company royalties and consulting fees, on a country-by-country basis, for 15 years following the date of first commercial sale of NeuTrexin or Ethyol in that country, subject to a one-year extension in certain circumstances. The license for the East Europe/Africa/Australia/New Zealand Territories provides Scherico with the right to negotiate for additional products the company wishes to introduce into those territories. The license for the Korea/Taiwan/Peru/Paraguay/Middle East Territories provides Scherico with the right to expand the territory to include three additional countries in the Middle East if they become available. See "Ethyol - Distribution and Marketing Agreements."

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

       On March 15, 1996, the company's supplemental NDA was approved by the FDA under the Accelerated Approval Regulations as a modification of the Ethyol indication to include treatment of patients with non-small cell lung cancer for the reduction of cumulative renal toxicity associated with repeated administration of cisplatin. Products approved under the Accelerated Approval Regulations require further adequate and well-controlled studies to verify and describe clinical benefit. The company has a clinical trial ongoing which the company anticipates may fulfill this requirement. In the event the clinical trial fails to verify the clinical benefit of Ethyol for this indication, the FDA may, under certain circumstances, withdraw approval of this indication. See "Government Regulation."

     The CPMP originally recommended the company's drug Ethyol for approval at the CPMP meeting held on September 14, 1994. Ethyol was recommended to reduce the neutropenia related risk of infection (e.g. neutropenic fever) due to the combination regimen cyclophosphamide and cisplatin in patients with advanced (FIGO State III or IV) ovarian cancer. On July 26, 1996, the CPMP approved an expanded indication to include protection of patients with advanced solid tumors of non-germ cell origin from cumulative nephrotoxicity of cisplatin and cisplatin-containing regimens, where unit doses of cisplatin range from 60-120 mg/m/2/, in conjunction with adequate hydration measures. As of March 2, 1998, Ethyol has received approvals from the following EU member countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, The Netherlands, Portugal, Spain and the United Kingdom. The company, either directly or through its overseas marketing partners, has been seeking additional regulatory approvals for Ethyol.

     Ethyol was approved for commercial sale in Canada in April, 1996 and launched by an affiliate of Eli Lilly and Company in August, 1996. In addition to approvals in the United States, Canada and the EU countries listed above, Ethyol has received approvals from 25 countries throughout the world. See "Ethyol - Distribution and Marketing Agreements."

     In December 1996, after reviewing a chemistry and manufacturing supplement to the Ethyol NDA, the FDA cleared for marketing a room temperature crystalline form of Ethyol. This crystalline form of Ethyol is claimed in issued United States patents. See "Ethyol - Patents, Orphan Drug Status and NDA Exclusivity." The company made crystalline Ethyol commercially available in the United States in 1997 through ALZA, the company's exclusive distributor in the United States.

     Marketing. Through an agreement with ALZA, Ethyol was launched in the United States in April 1996. Under the terms of this agreement, ALZA has exclusive marketing rights to Ethyol in the United States. ALZA's marketing program consists of direct mail, journal advertising, symposia and promotion to prescribing physicians by ALZA's approximately 100 -person sales force with co-promotion by the company's approximately 15-person sales force. Ethyol is sold by the company to ALZA, and then ALZA sells Ethyol to distributors and wholesalers which supply Ethyol for prescription sales. In the United States the company has obtained a registered trademark for Ethyol, the company's brand of amifostine. The company is also pursuing trademark registrations for Ethyol in a number of foreign countries.

     Clinical Trials. The company has an ongoing clinical trial which the company anticipates may fulfill the FDA's requirement that products approved under the Accelerated Approval Regulations undergo further adequate and well-controlled studies to verify and describe clinical benefit. See "Principal Products - Ethyol -General Description" and "Government Regulation." The company is also continuing to investigate the use of Ethyol to protect normal tissues from the toxic effects of certain forms of chemotherapy and radiation therapy in a number of tumor types without reducing the antitumor effects of these modalities. The company is also investigating Ethyol's potential role as a bone marrow stimulant in myelodysplastic bone marrow syndromes ("MDS"). MDS is a condition in which the bone marrow is typically ineffective in its production of the major blood elements: red blood cells, neutrophils and platelets. Additional Phase II and Phase III trials investigating Ethyol as a radio-protective agent are ongoing in the United States and Europe. The company anticipates filing regulatory dossiers for Ethyol's use as a radio-protective agent, if satisfactory data results, when these studies are complete.

     License of Ethyol to the Company. The company's exclusive rights to develop and market Ethyol on a worldwide basis were derived from an agreement with the Southern Research Institute ("Southern Research"), a not-for-profit research institution. Effective May 1, 1993, the agreement was amended and restated (the "Restated and Amended Ethyol Agreement"). Pursuant to the Restated and Amended Ethyol Agreement, the company is required to pay Southern Research a royalty on net sales of Ethyol or any pharmaceutical composition containing Ethyol for a period of 10 years following the first commercial sale in a given country. Under certain circumstances, the company is required to pay Southern Research a reduced royalty rate on net sales of Ethyol for an additional five years. The agreement is for a term of 15 (15) years from the date of first commercial sale on a country-by-country basis.

     Patents, Orphan Drug Status and NDA Exclusivity.  The original United
States composition of matter patent on Ethyol expired in July 1992.   The
company has developed novel proprietary dosage forms of crystalline amifostine and a novel method for manufacturing crystalline amifostine dosage forms. The company was granted a U.S. Patent covering methods of manufacturing crystalline amifostine dosage forms and the resulting dosage forms utilizing such method of manufacture. The company also was granted a U.S. patent on crystalline amifostine dosage forms which patent claims are independent of the method of manufacture. Both patents expire in July 2012. The company has foreign counterpart patent applications pending, some of which have recently been allowed.

     Upon approval of the NDA for Ethyol in December 1995, the product received seven years of orphan drug marketing exclusivity under the orphan drug provisions of the FFDCA for the approved indication, as a chemoprotective agent for cisplatin in the treatment of advanced ovarian cancer. During this seven-year period, the FDA may not approve another company's NDA for the same drug with the same indication. Ethyol has also been designated as an orphan drug for use as a chemoprotective agent for cyclophosphamide in the treatment of advanced ovarian carcinoma, and as a chemoprotective agent for cisplatin in the treatment of metastatic melanoma. If the company obtains the first NDA approval for the product for either of these indications, Ethyol would be eligible for seven years of orphan drug marketing exclusivity for such approved indication.

     In addition, upon approval of the NDA for Ethyol, the product became entitled to a five year period of marketing exclusivity under the FFDCA, which runs concurrently with the seven year orphan exclusivity. Under the relevant provision of that Act, if an NDA is approved for a drug that has not been the subject of any prior NDA approval, no Abbreviated New Drug Application ("ANDA") referring to that drug may be submitted for five years from the date of the NDA approval (or four years if the drug is covered by a patent, unless the ANDA applicant challenges the patent). Because Ethyol is the first amifostine product to receive an NDA approval, it is entitled to protection against FDA approval of an ANDA for a period of five years. This five year marketing exclusivity does not, however, prohibit the submission or FDA approval of subsequent full NDAs filed by other sponsors based on such sponsors' separate
clinical investigations.   See "Government Regulation," "Patents, Trademarks and
Trade Secrets," and "Orphan Drug Status."

     Distribution and Marketing Agreements.   The company has entered into an
exclusive marketing and distribution agreement with ALZA for Ethyol in the United States. Under the terms of the Agreement, ALZA has exclusive rights to market Ethyol in the United States for five years and is responsible for sales and marketing; the company's sales force co-promotes the product with ALZA. Under the terms of this agreement, the company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol revert to the company, and ALZA will receive payments from the company for 10 years (9 years if ALZA exercises the option) based on sales of Ethyol in the United States.

     The company has entered into an exclusive marketing and distribution agreement with Scherico, an affiliate of Schering, for Ethyol in the countries comprising the EU and European Free Trade Association (the "European Territories"). Under this agreement, Scherico purchases Ethyol from the company at a price based on a percentage of the net sales of Ethyol in Germany, United Kingdom, Spain, Italy and France, and Scherico's exclusive rights to market the product will continue for seven years from January 1, 1997. The company may co-promote Ethyol with Scherico for the two years following such seven year period. Thereafter, the company will reacquire sole marketing rights. Under certain circumstances Scherico is required to pay the company milestone payments as regulatory approvals, if any, are obtained. After reacquiring sole marketing rights, the company will pay Scherico a percentage of net sales, if any, from the European Territory for a period of three years. Under the terms of the agreement, the company supplies Ethyol to Scherico. The contract provides that Scherico may terminate the agreement at any time by providing 180 days written notice to the company of its desire to terminate the agreement. Sales of Ethyol to Scherico for the European Territory have been gradually increasing.

     In two separate agreements, the company has licensed Ethyol to Scherico in Eastern Europe/Africa/Australia/New Zealand Territories and the Korea/Taiwan/Peru/Paraguay/Middle East Territories. Under these agreements, which also grant rights to NeuTrexin, Scherico is required to pay the company royalties and consulting fees, on a country-by-country basis, for 15 years following the date of first commercial sale of Ethyol or NeuTrexin in that
country, subject to a one-year extension in certain circumstances.   Scherico
also paid milestone payments to the company upon approval of Ethyol in Australia and South Africa. The license for the East Europe/Africa/Australia/New Zealand Territories provides Scherico with the right to negotiate for additional products the company wishes to introduce into those territories. The license for the Korea/Taiwan/Peru/Paraguay/Middle East Territories provides Scherico with the right to expand the territory to include three additional countries in the Middle East if they become available.

     The company has licensed Ethyol to Schering Overseas in the Latin America/Asia Territories. Schering Overseas purchases Ethyol from the company and is required to pay the company royalties and consulting fees for 10 years following the first commercial sale of the product. Schering Overseas may incur certain payment obligations for an additional five years under certain circumstances.

     The company has granted exclusive distribution rights for Ethyol in Canada to Eli Lilly Interamerica, Inc. an affiliate of Eli Lilly and Company and Eli Lilly Canada. Under the terms of the agreement, Eli Lilly has exclusive rights to distribute Ethyol in Canada for five years and under certain circumstances will have the right to extend the agreement for an additional five years. The company supplies Ethyol to Eli Lilly Canada at an agreed upon supply price.

     In Israel, the company has licensed Ethyol to Teva. Ethyol was approved in Israel in October 1996. Under this license, Teva is required to pay the company royalties on net sales of Ethyol in Israel for a period of 10 years following the first commercial sale of the product.

     The company is seeking a marketing partner for Ethyol for Japan.

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

     AZQ (DIAZIQUONE)

     General Description. AZQ is an intravenously administered anticancer agent which crosses the "blood-brain barrier" and penetrates the central nervous system. AZQ has been under investigation in clinical studies as a treatment for gliomas (brain tumors), carcinomatous meningitis and acute leukemia.

     Clinical Trials. Clinical trials of AZQ have been conducted under the auspices of the National Cancer Institute ("NCI") for the treatment of gliomas, carcinomatous meningitis and adult acute leukemia, and as an agent for treating patients prior to bone marrow transplantation. The company is evaluating the data from the NCI trials to ascertain its usefulness in a possible regulatory submission. It may also elect to initiate additional clinical trials for AZQ for these indications, but no decision has been reached as to whether such trials will be conducted.

     License of AZQ to the Company. The company holds a non-exclusive license from the United States government under two patents for methods of manufacturing AZQ. The company is required to pay royalties to the United States government based on net sales of AZQ manufactured using the licensed methods. The company previously held an exclusive license from the United States Government to market AZQ in the United States under a composition of matter patent for AZQ and two patents for the use of AZQ as an antitumor agent, which patents have expired. See "Government Regulation," "Patents, Trademarks and Trade Secrets."

     Manufacturing. AZQ for investigational use has been produced by third party contractors for the NCI. The company has identified a source for development and manufacture of AZQ drug substance for commercial supply with which the company is working under a development services agreement for the initial supplies of AZQ. To date all AZQ used in clinical trials has been supplied by the NCI.

     LODENOSINE (FORMERLY FDDA)

     General Description. Under the terms of an agreement with the National Institutes of Health of the United States Public Health Service, the company received a worldwide exclusive license to the United States government's patent rights for use of the compounds known as FddA and its active metabolite, FddI, for the treatment of HIV infection, HIV-related infection or HIV-related disease in humans. The company has also entered into a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for clinical development of lodenosine (FddA).

     Lodenosine (FddA) is an acid stable, purine-based nucleoside reverse transcriptase inhibitor that was discovered, patented and developed preclinically by researchers at the NCI. In a SCID (immune-deprived) mouse model, lodenosine demonstrated potent antiviral activity against HIV and was superior to AZT. In other laboratory studies, lodenosine has shown synergistic activity with AZT, d4T and 3TC in addition to being active against HIV clinical isolates that were resistant to these drugs.

     Clinical Trials. The company is collaborating with the NCI on the clinical development of lodenosine (FddA) under the CRADA. The collaborative Phase I clinical trials of lodenosine in adult and pediatric patients are being conducted at the NIH Clinical Center. The first clinical trial results from the Phase I dose escalation study conducted under the CRADA demonstrated that lodenosine had anti-HIV activity, defined as a reduction in HIV viral load, even in patients who had failed other AIDS antiretroviral therapies including AZT, 3TC and d4T. The company intends to continue clinical development of this drug under the CRADA, including an evaluation of once-daily dosing of lodenosine in combination therapies. In addition to the collaborative studies under the CRADA, the company plans to conduct NDA-directed studies of lodenosine. Lodenosine is in the very early stages of clinical development. For a description of the steps required before a drug may be marketed in the United States see "Government Regulation."

     License of Lodenosine (FddA) to the Company. The company obtained a worldwide exclusive license from the United States Government for lodenosine for the field of use for treatment of HIV infection, HIV-related infection or HIV-related disease in humans using FddA or FddI. The license extends until the expiration of the last to expire of the Licensed Patents under the agreement. Under the terms of the agreement, the company is required to pay the Government royalties on sales of FddA and FddI.

     Patents. The United States Government has filed patent applications covering, inter alia, FddA and FddI in the United States Patent and Trademark Office and in certain foreign jurisdictions. A United States Patent issued to the United States Government on February 27, 1996 covering, inter alia, FddA and FddI. A United States Patent issued to the United States Government on October 15, 1996 covering methods of using either FddA or FddI to treat a human infected with HIV and/or AIDS. A United States Patent issued to the United States Government on August 9, 1994 covering a synthesis of FddA. The company has an exclusive license to these patents. See "License of Lodenosine (FddA) to the Company."

     Manufacturing and Further Development.  The company has had lodenosine
(FddA) manufactured in limited quantities to prepare for early clinical trials and intends to rely on one or more third parties for supplies of lodenosine that may be required for further clinical studies. The company is seeking a commercial partner for the further development of lodenosine.

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

     Clinical Trials. Both the company and the NCI initiated Phase III clinical trials of PALA plus 5-FU in the United States in 1989. The company has also conducted a Phase II clinical trial of PALA and 5-FU in Canada, and a Phase III clinical trial of 5-FU/ methotrexate plus PALA in the United Kingdom and other
European countries for patients with advanced colorectal cancer.   To date, the
company has not filed any application for regulatory approval of PALA.

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

     Patents and Orphan Drug Status. The United States Government and Warner-Lambert have asserted the United States rights to a United States composition of matter patent for PALA which expired in 1997 and to three other patents, two of which are composition of matter patents and one of which is a process patent, which expire from 1996 to 1999 (collectively, the "PALA Patents"). In addition, the company has filed patent applications in the United States and certain foreign countries to cover the use of PALA for the treatment of certain viral conditions. A patent issued in the United States on February 13, 1996 covering methods of using PALA in the treatment of certain primary and secondary viral infections.

     Distribution and Marketing Agreements. The company has licensed its rights for PALA in the Latin America/Asia Territories to Schering Overseas. Under the terms of this agreement, Schering Overseas is required to pay the company royalties and consulting fees based on net sales of PALA for up to 10 years after first commercial sale of the product. Under certain circumstances, Schering Overseas may incur certain payment obligations for an additional five years after such 10 year period.

     The company has granted Teva an option to license PALA for Israel. If the option is exercised, Teva will be required to pay the company royalties on its net sales of PALA until the later of (i) 10 years after their first commercial sale of the product or (ii) the expiration of any patent with respect to PALA held by the company on the date of first commercial sale. Under the company's agreements with Scherico for the Eastern Europe/Africa/Australia/New Zealand Territories, Scherico has the right to negotiate for additional products the company wishes to introduce into those territories, which right would apply to PALA if the company pursues the development of PALA and determines to introduce PALA in those territories.

     Manufacturing. The company has a development agreement with a third party to manufacture the PALA drug substance and with another third party for the manufacture and testing of the finished dosage form.

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

     WR-151327. WR-151327 is a second generation chemotherapy and radiation therapy protective agent. Unlike Ethyol, a first generation protective agent that has been administered intravenously, WR-151327 is administered orally or parenterally. The United States, European, Canadian and Australian patent offices have allowed a patent application claiming the use of WR-151327 to reduce toxicities of certain forms of chemotherapy.

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

      The company has granted an option to license certain of its foreign rights to WR-151327 and third generation platinum anticancer agents to Teva in Israel.

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

OTHER LICENSE OPTIONS

     Pursuant to its license agreement with Scherico for the Eastern Europe/Africa/Australia/New Zealand Territories, the company has granted to Scherico a right to negotiate in good faith to license other products the company wishes to introduce in those territories. See "Principal Products - Ethyol - Distribution and Marketing Agreements" and "NeuTrexin - Distribution and Marketing Agreements."

     Pursuant to the company's distribution agreement with SCRAS, SCRAS has an option to commercialize Hexalen in five EU countries. See "Principal Products - Hexalen - Distribution and Marketing Agreements."

RESEARCH AND DEVELOPMENT

     Research. The company does not currently have proprietary research and preclinical development facilities, since its strategy has emphasized the acquisition of drugs and related therapies that have demonstrated some potential value in preclinical testing or clinical trials. The company does have facilities where the company conducts analytical chemistry in support of its regulatory applications and product development and performs some analytical services on a contract basis. The company's clinical studies, designed to provide the rigorous clinical testing required before a new drug can be approved by the FDA, are conducted by physicians, generally under clinical study agreements with the company. The company is dependent upon its ability to attract and recruit qualified investigating physicians and upon their ability to accrue patients to the company's sponsored clinical studies.

     Development. The company has established relationships with numerous preclinical programs in the United States and Europe for the purpose of conducting its preclinical research and development programs.

     Research and development expenses were $16,904,500 for 1997, $14,383,300 for 1996, $12,186,000 for 1995, and $116,450,900 for the period May 7, 1987
(inception) to December 31, 1997.

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

     In the United States, the company's marketing efforts are focused on approximately 5,500 physicians. This audience is comprised of two general physician groups, oncologists and physicians who treat PCP. With respect to Hexalen, the company has directed most of its marketing efforts to approximately 4,000 physicians who have prescribed Hexalen at some point since its introduction or have reasonable potential to prescribe Hexalen. With respect to NeuTrexin, the company has directed its marketing efforts to approximately 1,500 specialists who treat PCP. Under the terms of its co-promotion agreement with ALZA for Hexalen and NeuTrexin, the company is responsible for directing the marketing program for these products. See "Principal Products - Hexalen - Marketing." The company uses its own sales force of approximately 15 representatives plus ALZA's approximately 100-person sales force to personally contact as many of those physicians as possible. Under the terms of its agreement with ALZA for Ethyol, ALZA has exclusive marketing rights to Ethyol. Thus, ALZA directs the marketing program in the United States for Ethyol. See "Principal Products - Ethyol -Marketing."

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

     The company had five employees engaged in marketing and business development activities in addition to its specialty-oriented sales force in 1997. Staff expansions may be required upon the expansion of indications for previously approved drugs or the approval of other products currently in development.

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

     The company is engaged in a business that is highly competitive. Many companies, including well known pharmaceutical companies, are marketing anticancer drugs, drugs to ameliorate or treat the side effects of cancer therapies, and drugs for the treatment of AIDS and allied diseases, and are seeking to develop new products and technologies for these applications. Many of these drugs, products and technologies are, or may be, in the future, competitive with the company's drugs. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the company and may be better equipped than the company to develop, market and manufacture these therapies. In addition, many such companies have had significantly greater experience both in undertaking preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining the approval of the FDA or other regulatory authorities to market products for health care. Accordingly, the company's competitors may succeed in obtaining regulatory approval of such products before the company obtains approval of its own products. The company is also competing with respect to marketing capabilities and manufacturing efficiency. No assurance can be given that drugs developed by the company will be able to compete successfully against therapies already established in the marketplace or against therapies which may result from advances in biotechnology or other forms of therapy that may render the company's drugs less competitive or obsolete. In addition, the company's drugs may become subject to generic competition at such times as generic applications for drug approvals may be filed and approved by the FDA.

     In the United States, the company believes that Bristol-Myers Squibb Company holds the largest share of the chemotherapy market both in terms of approved products and annual sales, and therefore dominates the market place. Other companies maintaining an active oncology marketing and sales presence include Schering-Plough Corporation, Pharmacia & Upjohn, Zeneca (a subsidiary of Imperial Chemical Industries PLC), Hoffmann-La Roche, Johnson & Johnson, Immunex Inc. (a subsidiary of American Home Products), Amgen, Inc., Chiron Corporation, Rhone-Poulenc Rorer S.A., Eli Lilly and Company and SmithKline Beecham p.l.c.

     In the United States, Glaxo Wellcome, Inc., Hoffmann-LaRoche, Inc., Pharmacia & Upjohn, Inc., Gensia, Inc. and Fujisawa Pharmaceutical Co., Ltd. participate in the PCP market.

     Other groups active in anticancer and AIDS research include universities and public and private research institutes. These institutions are becoming increasingly competitive in recruiting personnel from the limited supply of highly qualified clinical physicians, academic scientists and other professionals. However, the company believes that such institutions represent an important source of novel compounds for in-licensing, since often their mission does not include bringing compounds to market and they generally lack the capabilities to do so.

MANUFACTURING

     The company has a small volume parenteral products manufacturing facility in Nijmegen, The Netherlands, to manufacture the company's injectable drug supplies. The plant has undergone an intense validation and qualification program aimed at regulatory approval for commercial manufacturing and testing. The Nijmegen manufacturing facility received approval of the Dutch regulatory authorities and is now able to manufacture Ethyol and NeuTrexin for commercial sale in Europe. The Nijmegen manufacturing facility has also been inspected by the FDA and approved as a manufacturing site for NeuTrexin and Ethyol for commercial sale in the United States. The company relies on third parties to manufacture drug substance for all of its products and to a decreasing, but still important extent, on third parties to manufacture its finished drug products under contract. There can be no assurance that third party manufacturers will give the company's orders highest priority, or that the company would be able to readily find a substitute manufacturer if one were needed on short notice. See "Principal Products" for information regarding manufacturing of the company's products.

PATENTS, TRADEMARKS AND TRADE SECRETS

     Proprietary protection for the company's products is important for the company's business. The patents obtained by the company's licensors and those obtained by the company are expected to provide some degree of protection for the company's products, although the scope and validity of patent protection is uncertain.

     The company actively seeks patent protection both in the United States and
abroad for its proprietary technology.   In addition to seeking its own patents,
the company has entered into license agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain certain patent rights from them for the purpose of developing, manufacturing and selling potential products using the compounds and technologies protected by these patents. See discussions of the patent rights under "Principal Products." Under these agreements, the company is obligated to pay royalties at varying rates based upon, among other things, levels of revenues from the licensed products. Generally, the agreements continue for a specified number of years or as long as any licensed patents remain in force, absent breach of the terms of the agreements or termination of the agreements. See discussions of the various license agreements under "Principal Products."

     A number of significant changes in the United States patent laws were mandated by the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"). Legislation enacting these treaties has been passed into law. The term of exclusive rights afforded by a United States patent has historically been a period of 17 years measured from the date of grant. Since this recent legislation, the term of new United States patents will commence on the date of grant and will terminate 20 years from the date on which the earliest priority patent application was filed in the United States. Patents existing at the time of this legislation and patents granted on an application filed before June 8, 1995 have a term that is the longer of 20 years from the earliest effective United States filing date or 17 years from the date of grant. In other words, if a patent issues from a continuation-in-part, divisional or continuing application, the 20-year patent expiration date is measured from the filing date of the earliest United States priority application relied on by the applicant. This change affects the term of any patent granted on applications filed subsequent to June 8, 1995, including patents which ultimately mature from existing applications, if they are refiled as continuations or continuations-in-part after June 8, 1995.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, a United States product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of the Act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. See "Principal Products - NeuTrexin - Patents and Orphan Drug Status." This law also establishes a period of time following FDA approval of certain new drug applications during which other sponsors may not submit an ANDA for the drug. There can be no assurance that the company will be able to take advantage of either the patent term extension or market exclusivity provisions of this law.

     In addition to seeking the protection of patents and licenses, the company also relies on trade secrets to maintain its competitive position. It is the practice of the company to enter into confidentiality agreements with employees, consultants and licensees. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the employee shall be the exclusive property of the company. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such information.

     Hexalen, Ethyol and NeuTrexin are registered United States trademarks of the company.

ORPHAN DRUG STATUS

     Pursuant to the orphan drug provisions of the FFDCA, the FDA may designate a drug intended to treat a "rare disease or condition" as an "orphan drug". "Rare disease or condition" is one which affects less than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of development and making available the drug will not be recovered from sales of the drug in the United States. Upon approval of an NDA for an orphan drug, such drug may be eligible for exclusive marketing rights in the United States for designated and approved indications for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses.
FDA may withdraw orphan exclusivity if it determines there are insufficient quantities of the product available to the public. The company holds orphan drug designations for Ethyol for use as a chemoprotective agent against cisplatin and cyclophosphamide in the treatment of ovarian cancer and for use as a chemoprotective agent for cisplatin in the treatment of metastatic melanoma, and for NeuTrexin for PCP, metastatic colorectal cancer, metastatic head and neck cancer, non-small cell lung cancer and pancreatic cancer. The company's orphan drug designation for Hexalen for advanced ovarian cancer expired in December 1997. See "Principal Products."

     Orphan drug marketing exclusivity is only available to the sponsor of the first approved NDA for a product that has been designated as an orphan drug by the FDA. Following the first such approved orphan drug NDA, the FDA would be prohibited from approving another company's NDA for the same drug for the same indication for a period of seven years. However, prior to the approval of the first such orphan drug NDA, it is possible that more than one product may be designated by the FDA as an orphan drug for the same indication. Therefore, because only the first sponsor to obtain NDA approval of an orphan designated drug is entitled to the benefits of market exclusivity, there is a risk that not all sponsors who receive an orphan drug designation for a particular indication will gain the benefits of such exclusivity or will not themselves be excluded from the market.

     The company has received several orphan drug designations for additional uses of NeuTrexin and Ethyol. In addition, the company believes that several of its other products and indications may also qualify for designations as orphan drugs. There can be no assurance, however, that such orphan designated products, or any products that may be designated as orphan drugs in the future, will be the first such drug to receive FDA approval or will not themselves be excluded from the market if FDA first approves a competing orphan drug NDA. There also can be no assurance that the orphan drug provisions of the FFDCA will not be amended, or that the benefits of the existing statute will remain in effect.

GOVERNMENT REGULATION

     The production and marketing of the company's products and its research and development activities are subject to comprehensive regulation by various federal, state and local authorities in the United States and governmental authorities of other countries. In particular, the FDA exercises regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising and promotion of the company's products. Failure to comply with applicable FDA requirements can, among other things, result in Warning Letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, and criminal prosecution.

     A new drug may not be marketed in the United States until it has undergone rigorous testing and been approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage forms, and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries.

     The steps required before a drug may be marketed in the United States include (a) preclinical laboratory and animal tests, (b) submission to the FDA of an Investigational New Drug application (an "IND"), which must become effective before human clinical trials may commence, (c) human clinical trials to establish the safety and efficacy of the drug, (d) the submission of a detailed NDA to the FDA, and (e) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each establishment where the drug is to be manufactured for sale in the United States must be registered with the FDA. Domestic manufacturing establishments must comply with current good manufacturing practices ("GMP") and are subject to periodic inspections by the FDA. Foreign manufacturing establishments also must comply with GMP and are subject to periodic inspection by the FDA and/or by local authorities under agreement with the FDA.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product. Products must be formulated according to GMP, and preclinical tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that an IND applicant will be allowed to commence clinical trials following submission of an IND.

     Clinical trials involve the administration of the investigational drug to patients. Clinical trials typically are conducted in three phases which generally are conducted sequentially. Drugs are first tested in Phase I for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. With respect to anticancer agents, testing typically is done with a small group of patients with advanced cancers that have proved unresponsive to other forms of therapy. Phase I testing typically takes one year to complete. Phase II involves tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes from one and one-half to two and one-half years to complete. When a drug shows efficacy in Phase II evaluations, expanded Phase III trials are generally undertaken to evaluate the overall risks and benefits of the drug in relationship to the treated disease in light of other available therapies. Phase III studies generally take from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all. Furthermore, the company and/or the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

     The results of the preclinical studies and clinical trials are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the drug. The NDA also includes information pertaining to the chemistry, formulation, activity and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. The NDA review process takes from six months to one year on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. However, the process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating efficacy in order to approve an NDA. Under the Food and Drug Modernization Act of 1997 ("FDAMA"), the FDA may determine that data from one such clinical trial may be sufficient. The FDA may request additional information, such as long term toxicity studies or other long-term studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

     Under FDAMA, the FDA is statutorily authorized to expedite (or "fast track") the approval of certain drugs and biological products that are intended for serious or life-threatening illnesses. The "fast tract" provisions of FDAMA are intended to codify existing FDA Accelerated Approval Regulations. Fast track approval is available when a product has been shown to have an effect on a clinical or surrogate endpoint that is reasonably likely to predict clinical benefit. Drugs that receive fast tract approval may be subject to certain requirements, including that the sponsor conduct the necessary and appropriate post-approval studies, and that the sponsor submit copies of all promotional materials for FDA review during the pre-approval review period and for a period of time following approval as specified by the FDA. Under FDAMA, the FDA may withdraw the approval of a fast track product if: (1) the sponsor fails to conduct any of the required post-approval studies of the product with due diligence; (2) a post-approval study of the fast track product fails to verify the product's clinical benefit; (3) other evidence demonstrates that the fast tract product is not safe or effective under the conditions of use; or (4) the sponsor disseminates false or misleading promotional materials regarding the product.

     Under existing Accelerated Approval Regulations promulgated prior to enactment of FDAMA, which still are effective, the agency will accelerate approval of certain drugs and biological products for serious or life-threatening illnesses, with provisions for any necessary continued study of the drugs' clinical benefit, after approval or with restrictions on use, if necessary. Accelerated approval is considered in two situations: (1) when approval can be reliably based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that reasonably suggests clinical benefit or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity, pending completion of studies to establish and define the degree of clinical benefits to patients; and (2) when FDA determines that a drug, effective for the treatment of a disease, can be used safely only if distribution or use is modified or restricted. Drugs approved under the Accelerated Approval Regulations will have met the requisite standards for safety and effectiveness under the Federal Food, Drug, and Cosmetic Act, and thus will have full approval for marketing. Under these regulations, FDA has the authority to withdraw approval, following a hearing, if: (1) a postmarketing clinical study fails to verify clinical benefit; (2) the applicant fails to perform the required postmarketing study with due diligence;
(3) use after marketing demonstrates that postmarketing restrictions are inadequate to assure safe use of the drug product; (4) the applicant fails to adhere to the postmarketing conditions agreed upon; (5) promotional materials are false or misleading; and (6) other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.

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

     The product testing and approval process is likely to take a substantial number of years and involves the expenditure of substantial resources. The FDA also may require post-marketing testing and surveillance to monitor the product and its continued compliance with regulatory requirements. Upon approval, a drug may only be marketed for the approved indications in the approved dosage forms and at the approved levels. In addition, for commercial sales in the United States, the drug must be manufactured at manufacturing sites approved by the FDA for the manufacture of the particular drug. Therefore, the company is highly dependent on the ability of the approved facility or facilities to manufacture the particular drug. A fire or other disaster affecting an approved manufacturing site could have a materially adverse effect on the ability of the company to supply a particular drug product. In addition, foreign regulatory authorities may also require that manufacturing sites for drugs be approved to manufacture the particular drug.

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

     Under FDAMA, the FDA has been reauthorized to impose user fees on manufacturers of prescription drugs. User fees were initially authorized under the Prescription Drug User Fee Act of 1992, which was enacted to expedite FDA review and approval of new drugs by providing the FDA with additional funding. There are three kinds of user fees that can be imposed: (1) a one-time fee for each single source prescription NDA or supplemental NDA that incorporates new clinical data submitted on or after September 1, 1992; (2) an annual fee for each establishment named in an NDA that manufactures the product in the NDA; and
(3) an annual fee for each single source prescription drug product marketed. Under FDAMA, no user fees are assessed on NDAs for products designated as orphan drugs, unless such application also includes a non-orphan indication.

     The company also is subject to foreign regulatory requirements governing clinical trials, manufacturing of products, marketing of products, product approvals, marketing authorization, and pricing approvals. Whether or not FDA approval has been obtained, approvals and/or authorizations by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. Under its agreement with licensees and distributors in foreign countries, the company may require the licensee or the distributor to be responsible for obtaining regulatory approvals and/or authorizations in their respective territories.

SCIENTIFIC ADVISORY BOARD AND CONSULTANTS

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

EMPLOYEES

     As of December 31, 1997, the company employed 150 persons full-time, of whom 50 were engaged in research and development; the others were in
manufacturing, administrative, sales and marketing or executive positions.   A
significant percentage of the company's management and employees have had prior experience with other pharmaceutical companies.

     None of the company's employees is covered by a collective bargaining agreement. Management considers the company's relations with its employees to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the company are as follows:

         NAME           AGE                   POSITION
----------------------  ---  ------------------------------------------

C. Boyd Clarke           49  President, Chief Executive Officer and
                             Director

Robert I. Kriebel        55  Executive Vice President, Chief Financial
                             Officer, Treasurer and Director

Martha E. Manning        43  Senior Vice President, General Counsel
                             and Secretary

Donald O. Brown          55  Senior Vice President,
                             Pharmaceutical Operations

Wolfgang Oster, M.D.     41  Senior Vice President, Worldwide Clinical
                             Research

Barbara J. Scheffler     46  Senior Vice President, Corporate and
                             Scientific Affairs


     Mr. Clarke was elected to the Board of Directors in September 1996 when he joined the company as President and Chief Operating Officer. On March 10, 1998, he was promoted to the position of President and Chief Executive Officer upon the resignation of Philip S. Schein, M.D., who had been the Chief Executive Officer and a director of the company since its formation in May 1987. From 1977 until Mr. Clarke joined the company, Mr. Clarke held various positions with Merck & Co. and its affiliates, including Vice President, Strategy, Alliance Management and Development of Merck Vaccines from 1995 to 1996; President of Pasteur-Merieux MSD, from 1993 to 1994; General Manager, Pasteur-Merieux - Merck Affairs of Merck & Co., Inc., from 1992 to 1993; and Executive Director, Corporate Planning of Merck & Co., Inc., from 1988 to 1992. In March 1997, Mr. Clarke was elected to the board of directors of OraVax, Inc., a biopharmaceutical company engaged in the discovery and development of oral vaccines and noninjected antibody products.

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

FACTORS AFFECTING THE COMPANY'S PROSPECTS

     The prospects of the company may be affected by a number of factors, including the matters discussed below:

     RELIANCE ON COLLABORATIVE MARKETING, MANUFACTURING AND SELLING ARRANGEMENTS

     The company commercializes all three of its marketed products through various contractual arrangements with other companies and, therefore, the company is highly dependent on its contractual partners for marketing, manufacture and sale of its drug products. Should any collaborative partner, especially ALZA, fail to develop or commercialize successfully any product to which it has rights, the company's business may be negatively affected. No assurance can be given that the companies with which the company has entered into contractual arrangements to manufacture or commercialize its products will give the company's products sufficiently high priority. In addition, disagreements or disputes may arise between the company and its commercial partners which could materially adversely affect the sale of the company's products. The company may wish to enter into additional collaborative arrangements to develop and commercialize its products in the future. There can be no assurance that the company will be able to negotiate acceptable collaborative arrangements in the future, or that such collaborative arrangements will be successful.

     FUTURE CAPITAL NEEDS; AVAILABILITY OF ADEQUATE FUNDS

     The company believes that its current cash and investments and anticipated revenues from product sales and other sources will be sufficient to cover the company's anticipated level of cash requirements for at least three years. However, there can be no assurance that the company will achieve significant revenues or profitable operations. The company's future capital requirements will depend on many factors, including continued expenditures for research and development, marketing and administration, capital equipment and facilities; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in the existing collaborative relationships and the ability of the company to establish and maintain additional collaborative arrangements; and the cost of manufacturing scale-up and effective commercialization activities and arrangements. To the extent that existing resources are insufficient to fund the company's activities, additional funds may be raised, including through public or private financings. There can be no assurance that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result. If adequate funds are not available, the company may be required to significantly curtail one or more of its research, drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require the company to relinquish rights to certain of its technologies, product candidates or products.

     UNCERTAINTY ASSOCIATED WITH CLINICAL TRIALS

     The company is engaged in an extensive program of clinical trials which hopefully will demonstrate the efficacy, safety and benefit to patients of its marketed products and products in clinical development. There are significant risks inherent in each stage of clinical drug development. The company or the FDA may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical trials will show any product or product candidate to be safe or effective or that any such product will be approved by the FDA for any indication sought by the company.

     The rate of completion of the company's clinical trials is dependent upon, among other factors, the rate of patient enrollment and the quality of the data. Patient enrollment and completion of a study are a function of many factors, including the size of the patient population, the nature of the protocol, eligibility criteria for the study, whether the patient population can complete the protocol, the proximity of patients to clinical sites and the ability of investigators to continue follow up on patients with life threatening diseases. Data quality is also a function of many factors, including the skill and diligence of participating investigators, research staff and clinical monitors. Delays in planned patient enrollment or in the retrieval of quality data may result in increased costs and delays, which could have a material adverse effect on the company. There can be no assurance that the company will not encounter problems in its clinical trials which could cause the company or the FDA to delay or suspend any of these trials or could cause the FDA to require enrollment of additional patients or the completion of new studies.

     There also can be no assurance that any clinical trials will be completed successfully within any anticipated time period, if at all, with respect to any of the company's products or product candidates. Negative results from clinical trials involving the company's products, or negative assessments from regulatory authorities of such results, would adversely affect the company's business.

     NO ASSURANCE OF REGULATORY APPROVALS

     The production and marketing of the company's products and its ongoing research and development activities are subject to regulation by numerous federal, state and local governmental authorities in the United States. Similar regulatory authorities exist in other countries where the company intends to test and market its products. Prior to marketing, any drug developed by the company must undergo an extensive regulatory approval process. In addition, each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB"). In approving an institution's participation in a clinical study, the IRB will consider, among other things, ethical factors, the safety of patients and the possible liability of the host institution.

     The regulatory process, which includes preclinical and clinical testing of each drug candidate to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent FDA regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted new drug application. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any new drugs or indications being developed by the company. Even if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed, and a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. If previously unknown problems with a product, manufacturer or facility are discovered after a product is approved and marketed, restrictions may be placed on such product or manufacturers, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the regulatory environment is subject to change, and additional regulation may be established which could prevent or delay regulatory approval of the company's products.

     ACCELERATED APPROVAL REGULATIONS

     The company's product Ethyol is approved for reduction of renal toxicity associated with repeated administration of cisplatin in patients with non-small cell lung cancer under the Accelerated Approval Regulations. In December of 1992, the FDA issued regulations (Accelerated Approval Regulations) under which the agency will accelerate approval of certain drugs and biological products for serious or life-threatening illnesses, with provisions for any necessary continued study of the drugs' clinical benefit, after approval or with restrictions on use, if necessary. Accelerated approval is considered in two situations: (1) when approval can be reliably based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that reasonably suggests clinical benefit or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity, pending completion of studies to establish and define the degree of clinical benefits to patients; and (2) when FDA determines that a drug, effective for the treatment of a disease, can be used safely only if distribution or use is modified or restricted. Drugs approved under the Accelerated Approval Regulations will have met the requisite standards for safety and effectiveness under the Federal Food, Drug, and Cosmetic Act, and thus will have full approval for marketing. Under these regulations, FDA has the authority to withdraw approval, following a hearing, if: (1) a postmarketing clinical study fails to verify clinical benefit; (2) the applicant fails to perform the required postmarketing study with due diligence; (3) use after marketing demonstrates that postmarketing restrictions are inadequate to assure safe use of the drug product; (4) the applicant fails to adhere to the postmarketing conditions agreed upon; (5) promotional materials are false or misleading; and (6) other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use. There can be no assurance that the FDA having granted accelerated approval of Ethyol for non-small cell lung cancer, will not subsequently withdraw such approval.

     UNCERTAINTY ASSOCIATED WITH HEALTH CARE DELIVERY AND THIRD-PARTY REIMBURSEMENT

     There continue to be significant changes in health care and the way health care is delivered. For example, in the Balanced Budget Act of 1997, Congress established reimbursement for prescription drugs under Medicare at 95 percent of the drug's average wholesale price and additional reductions have been recommended by the Health Care Financing Administration. The company is unable to predict the effect of future changes to health care and its delivery on the future operation of the company's business. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for therapeutic products. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of the company's products, the market acceptance of these products would be adversely affected. Other changes affecting drug pricing, drug reimbursement, prescription benefits, and levels of reimbursement for drugs, among others, could have a materially adverse effect on the company's business.

     TECHNOLOGICAL CHANGE AND COMPETITION

     The company is engaged in a business that is highly competitive. Many companies, including well known pharmaceutical companies, are marketing anticancer drugs, drugs to ameliorate or treat the side effects of cancer therapies, and drugs for the treatment of AIDS and allied diseases, and are seeking to develop new products and technologies for these applications. Many of these drugs, products and technologies are, or may be, in the future,
competitive with the company's drugs.   In addition, treatment regimens for
patients with cancer and for patients with AIDS are changing rapidly as new therapies and new combinations of existing therapies take hold in the practice of medicine. The company's Phase III clinical studies for Ethyol are conducted in conjunction with the administration of specific treatment regimens, and there can be no assurance that the specified treatment regimens will remain the standard of care until the studies are completed. Any such changes in the standard of care during the company's Phase III studies could have a material adverse effect on the company's business.

      Many competing companies have substantially greater financial, technical, manufacturing, marketing and other resources than the company and may be better equipped than the company to develop, market and manufacture these therapies. Many of these companies have a significantly greater ability to penetrate the commercial market with significantly more sales representatives than the company. In addition, many such companies have had significantly greater experience both in undertaking preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining the approval of the FDA or other regulatory authorities to market products for health care. No assurance can be given that drugs developed by the company will be able to compete successfully against therapies already established in the marketplace or against therapies which may result from advances in biotechnology or other forms of therapy that may render the company's drugs less competitive or obsolete. In addition, the company's drugs may become subject to generic competition at such times as generic applications for drug approvals may be filed and approved by the FDA.

     DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

     The company's success will depend, in part, on its ability, and the ability of its licensor(s), to obtain protection for its products and technologies under United States and foreign patent laws, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The company has obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. There can be no assurance that patent applications relating to the company's potential products or technologies (whether now or in the future licensed by the company from others) will result in patents being issued, that any issued patents will afford adequate protection to the company or not be challenged, invalidated, infringed or circumvented, or that any rights granted thereunder will afford competitive advantages to the company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and/or technologies, or duplicate any of the company's products or technologies, or, if patents are issued to, or licensed by, the company, that others will not design around such patents.

     There can be no assurance that the validity of any of the company's patents or patents licensed to the company would be upheld if challenged by others in litigation or that the company's activities would not infringe patents owned by others. The company could incur substantial costs in defending itself in suits brought against it or any of its licensors, or in suits in which the company may assert, against others, patents in which the company has rights. Should the company's products or technologies be found to infringe patents issued to third parties, the manufacture, use and sale of the company's products could be enjoined and the company could be required to pay substantial damages. In addition, the company may be required to obtain licenses to patents or other proprietary rights of third parties, in connection with the development and use of its products and technologies. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the company, if at all. No assurance can be given that the company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the company's patents or applications or that the patents of others will not have an adverse effect on the ability of the company to do business. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that the patents in which the company has rights will not be successfully challenged in the future.

     The company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, advisors and others. There can be no assurance that employees of the company, consultants, advisors, or others, will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the company will not otherwise become known or be independently developed by competitors in such a manner that the company will have no practical recourse.

     LIMITED MANUFACTURING EXPERIENCE

     The company's ability to operate profitably will depend in part on its ability to manufacture its products at a competitive cost. The manufacture of sufficient quantities of new drugs is typically a time-consuming and complex process. There can be no assurance that the company or any other party will be able to manufacture any of its product candidates at a cost or in quantities necessary to make commercially viable products.

     DEPENDENCE ON KEY PERSONNEL AND CONSULTANTS

     The company is dependent on its key personnel and consultants, the loss of whose services might impede the achievement of its research, development, regulatory, manufacturing and/or marketing and sales objectives. Recruiting and retaining qualified and experienced personnel to perform research and development work in the future will be critical to the company's success. There can be no assurance that the company will be able to retain such personnel on acceptable terms given the competition among numerous pharmaceutical and health care companies, universities and non-profit research institutions for experienced candidates.

     POTENTIAL PRODUCT LIABILITY AND ADEQUACY OF INSURANCE

     The testing, marketing and sale of human health care products by the company entails an inherent risk that product liability claims may be asserted against the company. The company's therapies may be carcinogenic or toxic. The company is engaged in research and development of new chemical entities. The clinical testing of these compounds entails a high degree of risk. The testing and sale of human health care products by the company entails inherent risk that product liability claims may be asserted against the company. The company currently carries product liability coverage on a claims made and reported basis in the aggregate amount of $20,000,000 per policy year. The company believes such coverage is commercially reasonable in light of its current operations, although there can be no assurance that such coverage will ultimately be adequate. As the company expands the scope of its clinical testing and marketing of its products, the company will be exposed to far greater potential liabilities.

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

     USE OF HAZARDOUS MATERIALS

     The company's research and development activities and manufacturing activities involve the controlled use of hazardous materials and chemicals. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the company could be held liable for any resulting damages, and any such liability could exceed the resources of the company which would have a material adverse effect on the company's business, financial condition and results of operation.

     VOLATILITY OF STOCK PRICE

     The market price of the company's Common Stock, like that of the securities of many other high technology companies, has been and is likely to continue to be highly volatile. Factors such as fluctuation in the company's operating results, announcements of technological innovations or new commercial therapeutic products developed by the company or its competitors, governmental regulation, regulatory approvals, development in patent or other proprietary rights, public concern as to the safety of drugs developed by the company and general market conditions may have a significant effect on the market price of the Common Stock.

     ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

     The Board of Directors of the company has the authority to issue up to 5,000,000 shares of preferred stock and to determine the designations, powers, preferences, rights, qualifications, limitations, restrictions, and the relative, participating, optional or other special rights of those shares without any further stockholder action. The rights of the holders of the company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock, or of rights to purchase preferred stock, could be used to discourage an unsolicited acquisition proposal or have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the company.

ITEM 2.  PROPERTIES.

     The company's principal offices comprise approximately 26,400 square feet of space in West Conshohocken, Pennsylvania. The space is rented pursuant to a lease which expires on October 31, 1998. The company also leases 10,000 square feet of laboratory space in Exton, Pennsylvania which is used as an analytical laboratory conducting small scale product analysis, testing and development. This laboratory space is leased pursuant to a lease that expires June 30, 2000.

     The company's United Kingdom operations are conducted through its subsidiary, USB Pharma Limited, which was reorganized during 1997. These operations are presently housed in a 1,362 square foot office in an office building in Watford, Hertfordshire, England. This space is rented pursuant to a three-year lease which began December 15, 1997. Before the reorganization, these operations were housed in an 8,689 square foot office in an office building, also in Watford, Hertfordshire, England, which space has been assigned to a new tenant for the remainder of the ten-year lease term that began March 25, 1997. The assigned lease can be terminated at the end of five years subject to an early termination fee of (Pounds)50,000. The company has guaranteed the obligations of the new tenant under the assigned lease.

     The company's manufacturing facilities are held in its Dutch subsidiary, USB Pharma B.V., and are located in The Netherlands in an 18,000 sq. ft. facility designed to manufacture sterile products. The facility was purchased in March 1993 for $2,250,000. The company has invested approximately $3,158,800 in renovations to the facility. The facility became subject to a mortgage of approximately $680,000 in March 1994. The company leases warehouse space in Nijmegen, The Netherlands of approximately 9,000 sq. feet. This space is subject to a lease that may be terminated effective in 2003.

     The company believes that its present facilities are satisfactory for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

     On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On April 29, 1996, U.S. Bioscience filed a reply to plaintiff's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor the plaintiff's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg at which time the plaintiff was given leave to appeal against the judgment rendered in favor of U.S. Bioscience, Inc. The plaintiff has filed an appeal, however, the date of a second hearing has not been fixed by the court. It is not possible to evaluate how the case will be decided on appeal.

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

                                 HIGH      LOW
                                -------  -------
YEAR ENDED DECEMBER 31, 1997
     First Quarter               17 3/8   11 3/8
     Second Quarter              11 3/4    8 11/16
     Third Quarter               12 1/16   9 1/4
     Fourth Quarter              13 1/2    8 3/8

YEAR ENDED DECEMBER 31, 1996
     First Quarter               15 1/2    9 3/8
     Second Quarter              19 7/8   12 5/8
     Third Quarter               13 7/8    8 1/2
     Fourth Quarter              15 1/2    9 1/4

     On March 13, 1998, there were 4,669 holders of record of Common Stock.

     The company has not paid any dividends on the Common Stock since its inception and does not intend to pay any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of the company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below for each of the five years in the period ended December 31, 1997, and the period May 7, 1987 (inception) through December 31, 1997, is derived from the company's audited financial statements. The selected financial information presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.


                                                                                                        For the period
                                                                                                          May 7, 1987
                                                                                                           (inception)
                                                                    YEAR ENDED DECEMBER, 31                   through
                                            -----------------------------------------------------------  December 31,
STATEMENT OF OPERATIONS DATA:(1)            1997        1996        1995        1994        1993              1997
                                            ------------------------------------------------------------------------
Revenues:
  Net sales                                 $ 12,986   $ 10,785   $  8,724   $  7,210    $  2,361       $ 48,924
  Net investment income                        2,824      2,335      1,223      1,234       3,776         30,209
  Licensing, royalty and other income         11,913      7,344     21,398        102       2,067         44,996
                                            ------------------------------------------------------------------------
     Total revenues                           27,723     20,464     31,345      8,546       8,204        124,129
Expenses:
  Cost of sales                                4,158      2,956      2,559      1,694         626         13,640
  Selling, general and administrative costs   14,387     12,275     16,583     13,233      18,639        104,312
  Research and development costs              16,904     14,383     12,186     17,608      19,404        116,450
  Provision for litigation                       --         --         --         --       10,165         10,165
  Interest expense                               183        537        255         52         --           2,088
                                            ------------------------------------------------------------------------
     Total expenses                           35,632     30,151     31,583     32,587      48,834        246,655
                                            ------------------------------------------------------------------------
Net loss                                     ($7,909)   ($9,687)     ($238)  ($24,041)   ($40,630)     ($122,526)
                                            ========================================================================
Basic and diluted net loss per common share   ($0.33)    ($0.43)    ($0.01)    ($1.19)     ($2.05)           --
                                            ========================================================================
Weighted average number of common shares
 outstanding(2)                               23,872     22,396     20,436     20,127      19,802            --

                                                                         DECEMBER 31,
                                                 -----------------------------------------------------------
BALANCE SHEET DATA:(1)                                  1997        1996        1995        1994        1993
                                                 -----------------------------------------------------------
Cash, cash equivalents and investments             $  50,651   $  36,677   $  45,596   $  24,428   $  48,364
Working capital                                       44,841      34,126      42,577      21,536      43,377
Total assets                                          62,381      49,111      61,880      34,464      57,787
Long-term debt                                         1,135       1,845      19,088         997         387
Provision for litigation                                  --          --          --       2,301      10,165
Other long-term liabilities                            1,832       1,462       1,036         788         588
Deficit accumulated during the development stage    (122,526)   (114,617)   (104,930)   (104,692)    (80,651)
Stockholders' equity                                  47,024      36,894      28,788      23,939      38,090

(1)  In Thousands, except per share amounts
(2) After giving effect to the 1 for 2 reverse stock split effected April 23, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in this Form 10-K, including, without limitation in the Section of Item 1 entitled "Factors Affecting the Company's Prospects." As a result, the reader is cautioned not to rely on these forward-looking statements.

     The following discussion also should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements on pages F-1 to F-20.

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

     Commercial activities in 1997 focused on the promotion and sale, in the United States, of the company's three commercially available products, Ethyol, NeuTrexin and Hexalen. The company further pursued several Phase III clinical trials targeted to expand the current indications of Ethyol to include certain radiation therapies and other chemotherapeutic agents and develop the use of NeuTrexin in colorectal cancer. The company, in cooperation with the National Cancer Institute, pursued preclinical and product development activities for the development of lodenosine (FddA) which shows promise as an potentially important component in the treatment of HIV infection. The company completed the sale of a 4.9% interest to ALZA and also received a $10 million clinical milestone from ALZA in connection with the company's Phase III trial of Ethyol used with Taxol and carboplatin in patients with advanced non-small cell lung cancer. The company signed an agreement for the commercialization of NeuTrexin in over 40 additional countries. The company was awarded a three year contract by the National Cancer Institute to provide analytical services with estimated revenues of $2 million. The company also reorganized its European clinical organization.

     Commercial activities during 1996 centered around the launch of Ethyol in the United States with distribution partner ALZA, continued promotion and sale of Hexalen and NeuTrexin in the United States, support of Ethyol marketing in Europe with Scherico and the execution of an amendment in September 1996 to the marketing and distribution agreement for Ethyol in Europe with Scherico ("Scherico Amendment"). The company also entered into a co-promotion arrangement in the United States with ALZA for its drug products Hexalen and NeuTrexin. The company further pursued clinical programs to expand the approved indications for Ethyol and NeuTrexin, principally in cancer treatment regimes, achieve regulatory approvals for the use of Ethyol in non-small cell lung cancer in the United States and several European countries, and obtain the initial regulatory approvals for Ethyol in Canada, Australia and other foreign markets. Additionally, third party contract manufacturing was conducted at the company's manufacturing plant in The Netherlands and product development activities were continued on drug products Ethyol, NeuTrexin, lodenosine and AZQ.

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

     In January 1995, following the December 1994 meeting of the Oncologic Drug Advisory Committee of the FDA, which withheld recommendation for the U.S. approval of Ethyol, the company went through an internal restructuring and downsizing in an effort to reduce expenditures so as to preserve financial resources for its research, product development and commercial objectives. This restructuring resulted in a reduction in the company's staffing levels and expenditures and a re-prioritization of research efforts focusing on near-term projects, which management believes may be capable of providing additional revenues. A one-time restructuring charge of approximately $600,000 principally to cover severance payments, was charged to earnings in the first quarter of 1995. The company's principal research activity in 1995 centered on the company's goal in achieving regulatory approval of Ethyol by the FDA. As noted above, the company was successful in achieving marketing approval of Ethyol by the FDA in December 1995. Commercial activities during 1995 primarily included the promotion and sale of Hexalen and NeuTrexin in the United States, the launch of Ethyol in Europe by marketing partner Scherico and the conclusion of a marketing and distribution agreement for Ethyol in the United States with ALZA. The company also pursued clinical programs to expand the label indications for Ethyol, NeuTrexin and Hexalen and to obtain initial regulatory approvals for Ethyol in several European countries and Canada. Additionally, start-up and validation efforts were completed at the company's manufacturing plant in The Netherlands. The company also acquired FddA, a product for the treatment of AIDS developed by the National Cancer Institute.

     In 1994, the company's principal commercial activity was the launch of NeuTrexin in the United States. The launch of NeuTrexin and the refocused marketing activity related to Hexalen, resulted in a 200% increase in sales over the 1993 year sales. Additionally, during 1994, as in 1993, the company's operations also centered around regulatory submissions and follow-up activities on Ethyol, NeuTrexin and Hexalen in the United States, Canada and Europe; start-up and validation work at the company's newly acquired manufacturing plant in The Netherlands; continued clinical development of late-stage compounds, Ethyol and PALA; expanded preclinical testing and product development; and licensing and business development activities.

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

RESULTS OF OPERATIONS

1997 Compared with 1996

     Product sales increased to $12,985,800 for the year ended December 31,1997 from $10,785,200 in the prior year. The 20% increase is due to higher Ethyol revenues from the company's major distribution partners, ALZA and Scherico, which were partly offset by lower trade sales of NeuTrexin and Hexalen in the United States. Ethyol revenue growth is attributable to the increasing trade sales levels in the United States and Europe and the effects of an amendment to
the agreement with Scherico undertaken in September 1996.   In the United
States, end-market sales, which are recorded by ALZA, increased to $20.6 million for the full year 1997 as compared to $9.4 million in 1996. The company believes that sales of NeuTrexin continued to be adversely affected by a decline in the incidence and severity of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatment for human immunodeficiency virus (HIV) and the prophylactic treatment of patients at risk for PCP. Despite the annual decline in NeuTrexin sales, sales of the product increased markedly in the fourth quarter of 1997 to levels not achieved since the second quarter of 1996. Sales of Hexalen continue, the company believes, to be negatively affected by competitive pressures.

     Net investment income increased to $2,824,000 in the year ended December 31, 1997 as compared to $2,335,300 in 1996 because of a larger average portfolio balance resulting from the funds raised in the ALZA stock purchase completed in the first quarter of 1997.

     Licensing, royalty and other income increased to $11,913,500 for the year ended December 31, 1997 from $7,343,500 in the prior year period due principally to the receipt of a $10 million milestone payment from ALZA for meeting a clinical development milestone in connection the company's Phase III randomized trial of Taxol, carboplatin and Ethyol, the company's cytoprotective agent, in patients with advanced non-small cell lung cancer. The company also received, in early 1997, a $397,000 payment from Scherico relating to Ethyol product development.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased as a percentage of sales in the year ended December 31, 1997, due principally to product mix, notably increased sales of Ethyol to the company's distribution partners.

     Selling, general and administrative costs for the year 1997 increased to $14,386,700 from $12,274,800 in the corresponding 1996 period. The $2,111,900 increase is principally due to a $700,000 provision for the reorganization of the company's European clinical research program and a $1,009,400 increase in promotional spending. The remaining $402,500 increase is principally the net result of increased personnel costs of $812,000 being partly offset by a decrease in corporate and insurance expenses of $359,000 and lower travel related expenditures of $65,900.

     Research and development costs for year ended December 31, 1997 increased to $16,904,500 from $14,383,300 in the corresponding 1996 period. The $2,521,200 increase is principally due to increased payments for clinical studies and related supplies of $1,575,900, higher personnel related costs of $1,125,600 and travel expenses of $232,900, reflecting primarily the company's phase III clinical trials of Ethyol for use in radiation therapy and for broadened uses in chemotherapy and for clinical trials of NeuTrexin for use in colorectal cancer.

     Interest expense decreased to $183,400 for the full year 1997 from $537,600 in 1996 due principally to the conversion to equity, in early 1996, of the company's entire $16.5 million convertible debenture issue.

     The net loss for the year ended December 31, 1997 was $7,909,100 or $0.33 basic and diluted loss per common share as compared to a loss of $9,687,400 or $0.43 basic and diluted loss per common share in the 1996 period.

1996 Compared with 1995

     Sales revenue increased by 24% to $10,785,200 for the year ended December 31, 1996 from $8,724,000 in the prior year. The $2.1 million increase was principally due to the launch of Ethyol in the United States in April 1996. The company sells Ethyol for use in the United States to ALZA under an exclusive distribution agreement and co-promotes Ethyol with ALZA utilizing its own sales force. Ethyol sales to the wholesale trade amounted to $9.4 million (as reported by ALZA) from the date of launch to December, 1996. Sales of the company's other two products, Hexalen and NeuTrexin declined in 1996 due, in part, to the promotional emphasis placed on the launch of Ethyol. In addition, the company believes that during 1996, the launch of competitive new products had a negative impact on sales of Hexalen. The company further believes that sales of NeuTrexin have been adversely affected by a decline in the incidence and severity of PCP due to improvements in the treatment for human immunodeficiency virus (HIV) and prophylactic treatment for patients at risk for PCP.

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

     The net loss for 1996 was $9,687,400 or $0.43 basic and diluted loss per common share. This compares to a net loss in 1995 of $237,800 or basic and diluted loss per common share of $.01. Excluding the $20 million payment from ALZA related to the U.S. Ethyol distribution agreement, the $4.2 million in accrued European losses related to the original Scherico Agreement and the $2 million charge accrued for marketing commitments related to the U.S. Ethyol distribution agreement, the 1995 loss would have been $14,037,800 or $0.69 basic and diluted loss per common share.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of December 31, 1997, the company's cash and investments totaled $50,650,800. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During 1997, net cash used in operations amounted to $6,707,100 principally reflecting the net effect of the factors discussed above under "Results of Operations" less non-cash charges of $1,130,000 principally consisting of depreciation and losses on the disposal of property, plant and equipment . Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development will have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the healthcare and reimbursement system existing in each market where the company's products are or may become commercially available.

     On March 24, 1997, the company completed the sale of 1,178,882 shares of the company's Common Stock to ALZA for gross consideration of $21,521,700 and amended its marketing agreement with ALZA to spend $3.6 million of the proceeds on programs supporting Ethyol. At December 31, 1997, $1.9 million had not yet been spent. The company believes it's current cash and investments and anticipated revenues generated from product sales and other sources, will be sufficient to cover the company's anticipated level of cash requirements for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditure and other factors as discussed herein. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

     To meet its capital requirements, the company may from time to time seek to access public or private financing markets by issuing debt, common or preferred stock, warrants or other securities, either separately or in combination. The company may also seek additional funding through corporate collaborations or other financing vehicles, potentially including "off-balance sheet" financing through partnerships or corporations. There can be no assurance that such financings will be available at all or on terms acceptable to the company. In addition, market reaction to any such financings may adversely affect the price of the company's outstanding securities.

     The company's net capital expenditures were $876,600 for the year ended December 31, 1997 and total $11,768,000 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995 and to manufacture Ethyol for the U.S. market in December 1996. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements and those of regulatory authorities in other countries including Good Manufacturing Practices, and are subject to inspection by governmental agencies to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $680,000 relating to the company's facility in The Netherlands was obtained in May 1994. The purchase price for this facility was $2,250,000 and $3,740,400 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $700,000 are planned during 1998.

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

     In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for five years and will be responsible for sales and marketing. The company's U.S. sales force will co-promote the product with ALZA during this period.
After the initial five-year period, ALZA has an option to extend its exclusive rights for one year. At the end of ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years based on in-market net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million and an additional milestone payment of $10 million in the second quarter of 1997. The final milestone payment of $5 million was paid in early 1998 and will be recorded in that period.

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

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although the initial distribution fees from ALZA did bring the company close to a break-even position for calendar 1995. In addition, the company reported net earnings in two recent periods: the third quarter of 1996 as a result of non-recurring items relating to the September 1996 amendment to its agreement with Scherico noted herein, and, the second quarter and first half of 1997 due to the recording of the $10 million milestone payment made by ALZA. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. There can be no assurance that the company
will achieve significant revenues or profitable operations.   For the period
from May 7, 1987 (inception) through December 31, 1997, the company had an accumulated deficit of $122,526,300.

     The company has developed a plan to modify its management information system to recognize the year 2000 and has begun converting critical data processing systems. The company currently expects to be substantially complete with this conversion by early 1999. The cost of conversion, which includes internal costs, but excludes costs to upgrade and replace systems in the normal course of business, is estimated at less than $200,000. The company does not expect the conversion to have a significant effect on operations or the company's financial results. As of December 31,1997, less than $50,000 has been expended in this effort. The company will continue to implement systems with strategic value and does not believe the conversion of systems to accommodate the year 2000 will have any material impact on these projects or cause any significant delays or material adverse effects.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income. SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. Both SFAS 130 and SFAS 131 are effective in 1998. The company is in the process of evaluating the disclosure requirements of the new standards, the adoption of which will have no impact on the company's results of operations or financial condition.

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

        Report of independent auditors

        Consolidated Balance Sheets at December 31, 1997 and 1996

        Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 and the period May 7, 1987 (inception) through December 31, 1997

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 and the period May 7, 1987 (inception) through December 31, 1997

        Consolidated Statement of Stockholders' Equity for the period May 7, 1987 (inception) through December 31, 1997

        Notes to Consolidated Financial Statements

    SCHEDULES

     All financial schedules required to be filed in Part IV, Item 14(a) have been omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

    REPORTS ON FORM 8-K

     The company filed no reports on Form 8-K during the last quarter of fiscal year ended December 31, 1997.

3.  EXHIBITS


     The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1      Restated Certificate of Incorporation (incorporated by reference to
         Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange Commission on March 22, 1991)

3.1.1 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-00077), filed with the Securities and Exchange Commission on January 5, 1996)

3.1.2 Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 7, 1995)

3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 1997)

4.1 Warrant Agreement dated as of June 6, 1994 by and between the Registrant and Mellon Bank, N.A. (incorporated by reference to
         Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

4.2 Rights Agreement dated as of May 19, 1995 by and between the Registrant and Chemical Mellon Shareholder Services L.L.C. (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated June 7, 1995)

10.1* Agreement dated August 9, 1991, between the Registrant and Warner-Lambert Company, as amended by Amendment No. 1 dated December 12, 1991, Amendment No. 2 dated March 10, 1994 and Amendment No. 3 dated March 11, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.2 Office Lease Agreement, dated September 1990, between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to
         Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576), filed with the Securities and Exchange
         Commission on March 22, 1991)

10.2.1 Amendment No. 1, dated August 31, 1991, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(I)(ii) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.2.2 Addendum, dated April 8, 1992, to Amendment No. 1 of Office Lease Agreement between U.S. Bioscience and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.2 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.2.3 Amendment No. 2, dated June 30, 1995, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.3 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 1996)

10.3 Lease Agreement, dated June 15, 1992, between U.S. Bioscience, Inc. and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.3.1 Amendment No. 1, dated March 17, 1993, to Lease Agreement between the Registrant and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31,
         1993)

10.3.2 Second Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated February 8, 1995 (incorporated by reference to Exhibit 10.3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.3.3 Third Amendment to Lease Agreement between the Registrant and Pickering Associates dated October 12, 1995

10.3.4 Fourth Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated January 20, 1998

10.4 Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University, as amended May 27, 1988 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 21, 1989)

10.4.1 Amendment No. 2, dated as of January 23, 1990, to Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University (incorporated by reference to Exhibit 10.13.1to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 5, 1990)

10.5 Letter agreement, dated January 22, 1992, between the Registrant and Chemsyn Science Laboratories (incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.6 License Agreement dated January 30, 1995 between the Registrant and National Institutes of Health (incorporated by reference to Exhibit
         10.6 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

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

10.11.1 Amendment, dated April 12, 1995, to Agreement dated January 1, 1995 between Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 1997)

10.11.2 Second Amendment, dated May 6, 1996, to Agreement dated January 1, 1995 between Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11.2 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 1997)

10.12 Agreement, dated as of September 23, 1993, between the Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit
         10.12 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.12.1 Amendment, dated April 11, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 1997)

10.12.2 Amendment, dated December 12, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12.2 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 1997)

10.13 U.S. Bioscience/Ganes PALA Research Agreement between the Registrant and Ganes Chemicals, Inc., signed by the Registrant on April 25, 1991 and countersigned by Ganes Chemicals, Inc. on April 29, 1991 (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.14 License Agreement, dated February 14, 1992, between the Registrant and Schering Overseas Limited (incorporated by reference to Exhibit
         10.14 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993)

10.14.1 Amendment dated October 15, 1993 to License Agreement between the Registrant and Schering Overseas Limited (incorporated by reference to
         Exhibit 10.14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.15 Amended and Restated License Agreement dated May 10, 1994 between the Registrant and Scherico, Ltd.

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

10.19 Stipulation of Settlement Civil Action No. 92-0678 (Dalzell, J.) dated January 19, 1994 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.20    Non-Executive Stock Option Plan (incorporated by reference to Exhibit
         4.2 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 1997)

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

10.27 License Agreement between the Registrant and Scherico, Ltd. dated as of November 6, 1997

10.27.1 Amendment No. 1 to License Agreement dated as of November 6, 1997 between the Registrant and Scherico, Ltd.

         Executive Compensation Plans and Arrangements

10.28 Employment Agreement, dated as of March 1, 1993 between the Registrant and Philip S. Schein, M.D. (incorporated by reference to Exhibit
         10.21 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.28.1 Agreement between the Registrant and Philip S. Schein, M.D. dated as of March 10, 1998

10.29 U.S. Bioscience, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.30 U.S. Bioscience, Inc. 1987 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.31 U.S. Bioscience, Inc. 1987 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.32 U.S. Bioscience, Inc. 1991 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981), filed with the Securities and Exchange Commission on November 15, 1991)

10.33 U.S. Bioscience, Inc. 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the Registrant's Registration
         Statement on Form S-8 filed with the Securities and Exchange Commission May 9, 1997)

10.34 Executive Benefits Plan and related Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.35 Pension Restoration Plan (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.35.1 Amendment 1996-1 to Pension Restoration Plan (incorporated by reference to Exhibit 10.33.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996)

10.36 U.S. Bioscience, Inc. Income Deferral Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.37 U.S. Bioscience, Inc. 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.38 Executive Severance Agreement, dated October 14, 1991, between the Registrant and Philip S. Schein, M.D. (incorporated by reference to
         Exhibit 10(v) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 1992)

10.38.1 Amendment dated September 22, 1992 to Executive Severance Agreement between the Registrant and Philip S. Schein, M.D. (incorporated by reference to Exhibit 10.25.1 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31,
         1993)

10.39 Executive Severance Agreement, dated September 3, 1996, between the Registrant and C. Boyd Clarke

10.40 Agreement, dated March 4, 1996, between the Registrant and Robert L. Capizzi, M.D. (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 1996)

10.40.1 Letter agreement dated May 5, 1997 between the Registrant and Robert L. Capizzi, M.D.

10.41 Form of Executive Severance Agreement executed with President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, each Senior Vice President, each elected Vice President, and the Controller of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31,
         1993)

10.42 Executive severance arrangement, dated March 4, 1997, between the Registrant and C. Boyd Clarke (incorporated by reference to Exhibit
         10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.43 Executive severance arrangement, dated March 4, 1997, between the Registrant and Wolfgang Oster, M.D. (incorporated by reference to
         Exhibit 10.43 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

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

                              U.S. BIOSCIENCE, INC.


Date:   March 13, 1998        By:     /s/ C. Boyd Clarke
                                      -------------------------------------
                              Title:  President and Chief Executive Officer

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Each person in so signing also makes, constitutes and appoints C. Boyd Clarke and Robert I. Kriebel, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report.

      SIGNATURE                          TITLE                      DATE
      ---------                          -----                      ----
/s/ C. Boyd Clarke             Principal Executive Officer      March 13, 1997
----------------------------   and Director
C. Boyd Clarke

/s/ Robert I. Kriebel          Principal Financial Officer      March 13, 1997
----------------------------   and  Director
Robert I. Kriebel

/s/ Mark R. Bausinger          Principal Accounting Officer     March 13, 1997
----------------------------
Mark R. Bausinger

/s/ Paul Calabresi             Director                         March 13, 1997
----------------------------
Paul Calabresi, M.D.

/s/ Robert L. Capizzi          Director                         March 13, 1997
----------------------------
Robert L. Capizzi, M.D.

/s/ Douglas J. MacMaster       Director                         March 13, 1997
----------------------------
Douglas J. MacMaster

/s/ Allen Misher               Director                         March 13, 1997
----------------------------
Allen Misher, Ph.D.

/s/ Ellen V. Sigal             Director                         March 13, 1997
----------------------------
Ellen V. Sigal, Ph.D.

/s/ Betsey Wright              Director                         March 13, 1997
----------------------------
 Betsey Wright

                           INDEX TO FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  F-2

Consolidated Balance Sheets at December 31, 1997 and 1996.................  F-3

Consolidated Statements of Operations for the years ended December 31,
1997, 1996 and 1995 and the period May 7, 1987 (inception) through
December 31,1997........................................................... F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 and the period May 7, 1987 (inception) through December 31,
1997....................................................................... F-5

Consolidated Statement of Stockholders' Equity for the period May 7, 1987
(inception) through December 31, 1997...................................... F-6

Notes to Consolidated Financial Statements................................. F-7

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
U.S. Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Bioscience, Inc. (a development stage enterprise) as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997, and for the period May 7, 1987 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bioscience, Inc. (a development stage enterprise) at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period May 7, 1987 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.



                                    /s/ ERNST & YOUNG LLP



Philadelphia, Pennsylvania
February 12, 1998

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31, 1997             DECEMBER 31, 1996
                                                                                   -----------------             -----------------
                                                              ASSETS
 Current assets:
   Cash and cash equivalents                                                      $     26,569,400               $     13,054,800
   Investments                                                                          24,081,400                     23,621,800
   Accounts receivable, net                                                              2,577,400                      1,926,200
   Interest receivable                                                                     269,700                        220,700
   Inventories                                                                           2,434,500                      2,592,000
   Other                                                                                 1,298,400                      1,620,400
                                                                                    ---------------                ---------------
             Total current assets                                                       57,230,800                     43,035,900

   Property, plant and equipment at cost, less accumulated depreciation                  5,149,800                      6,075,200
                                                                                    ---------------                ---------------
             Total assets                                                         $     62,380,600               $     49,111,100
                                                                                     ==============                 ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accrued compensation and related payroll taxes payable                         $      1,926,200               $      1,717,700
   Accrued clinical grants payable                                                       2,790,500                      1,611,600
   Accrued product manufacturing costs payable                                             798,700                        747,300
   Accrued  marketing costs payable                                                        437,400                        448,500
   Accrued professional fees payable                                                       977,200                        658,000
   Line of credit                                                                          745,300                        664,600
   Current maturities of long-term debt                                                    747,100                        732,200
   Accounts payable and other accrued liabilities                                        3,967,500                      2,329,700
                                                                                    ---------------                ---------------
             Total current liabilities                                                  12,389,900                      8,909,600

 Long-term liabilities:
   Long-term debt, net of current maturities                                             1,135,000                      1,845,400
   Other long-term liabilities                                                           1,831,900                      1,461,800
                                                                                    ---------------                ---------------
             Total long-term liabilities                                                 2,966,900                      3,307,200
                                                                                    ---------------                ---------------
             Total liabilities                                                          15,356,800                     12,216,800

 Stockholders' equity:
   Preferred stock, $.005 par value-5,000,000 shares authorized;
       none issued                                                                            --                             --
   Common stock, $.01 par value-50,000,000 shares authorized;
       24,208,100 shares issued and outstanding at December 31, 1997,
       and 22,879,900 shares issued and outstanding at December 31, 1996                   242,100                        228,800
 Additional paid-in capital                                                            169,905,800                    151,244,400
 Deficit accumulated during the development stage                                     (122,526,300)                  (114,617,200)
 Foreign currency translation adjustment                                                  (614,900)                        48,200
 Unrealized gain(loss) on investments                                                       17,100                         (9,900)
                                                                                    ---------------                ---------------
             Total stockholders' equity                                                 47,023,800                     36,894,300

                                                                                    ---------------                ---------------
             Total liabilities and stockholders' equity                           $     62,380,600               $     49,111,100
                                                                                     ==============                 ==============

                                                         See accompanying notes.

                             U. S. BIOSCIENCE, INC
                       ( A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       YEAR ENDED DECEMBER 31,               FOR THE PERIOD
                                                        -------------------------------------------------     MAY 7 ,1987
                                                                                                              (INCEPTION)
                                                                                                                THROUGH
                                                             1997              1996              1995      DECEMBER 31, 1997
                                                        -------------     -------------     -------------  -----------------
  Revenues:
    Net sales                                         $   12,985,800    $   10,785,200    $    8,724,000    $    48,924,200
    Net investment income                                  2,824,000         2,335,300         1,223,100         30,209,300
    Licensing, royalty and other income                   11,913,500         7,343,500        21,398,000         44,996,300
                                                        -------------     -------------     -------------     --------------
                                                          27,723,300        20,464,000        31,345,100        124,129,800

  Expenses:
    Cost of sales                                          4,157,800         2,955,700         2,558,500         13,639,900
    Selling, general and administrative costs             14,386,700        12,274,800        16,583,400        104,311,500
    Research and development costs                        16,904,500        14,383,300        12,186,000        116,450,900
    Provision for litigation                                   --                --                --            10,165,000
    Interest expense                                         183,400           537,600           255,000          2,088,800
                                                        -------------     -------------     -------------     --------------
                                                          35,632,400        30,151,400        31,582,900        246,656,100
                                                        -------------     -------------     -------------     --------------

  Net loss                                            $   (7,909,100)   $   (9,687,400)   $     (237,800)   $  (122,526,300)
                                                         ============      ============      ============      =============



  Basic and diluted net loss per common share         $        (0.33)   $        (0.43)   $        (0.01)
                                                         ============      ============      ============



  Weighted average number of common shares outstanding    23,872,000        22,395,600        20,436,100
                                                         ============      ============      ============



                                                         See accompanying notes.

                                                       U.S. BIOSCIENCE, INC.
                                                 ( A Development Stage Enterprise)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            ----------------------

                                                                                         1997                        1996
                                                                                   ----------------             --------------
 Change in Cash and Cash Equivalents
 Cash flows provided by (used in) operating activities:
     Net loss                                                                    $      (7,909,100)           $    (9,687,400)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                      819,100                  1,054,800
         Loss on disposal of property, plant and equipment                                 270,900
         Compensation element of stock option grants                                        40,000
         Gain (loss) on investments                                                         26,900                      8,700
         Amortization of debenture interest                                                     --                    154,300
         Change in accounts receivable                                                    (651,200)                (1,123,700)
         Change in interest receivable                                                     (49,000)                  (160,700)
         Change in inventories                                                              30,800                   (482,900)
         Change in other current assets                                                    296,300                  5,312,500
         Change in current liabilities                                                      48,100                 (4,166,400)
         Provision for litigation                                                               --                         --
         Change in other long-term liabilities                                             370,100                    426,000
                                                                                   ----------------             --------------
              Total adjustments                                                          1,202,000                  1,022,600
                                                                                   ----------------             --------------
              Net cash provided by (used in) operating activities                       (6,707,100)                (8,664,800)

 Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                    100,879,100                 43,212,500
         Purchase of investments                                                      (101,338,600)               (62,875,300)
         Purchase of property, plant and equipment                                        (876,600)                (1,057,200)
                                                                                   ----------------             --------------
              Net cash provided by (used in) investing activities                       (1,336,100)               (20,720,000)

 Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securities     21,441,000                    191,900
         Proceeds from exercise of stock options                                           730,300                  1,258,800
         Proceeds from loan                                                                     --                         --
         Proceeds from line of credit                                                      181,600                     92,100
         Repayment of long-term debt                                                      (606,500)                  (689,200)
                                                                                   ----------------             --------------
              Net cash provided by (used in) financing activities                       21,746,400                    853,600

 Effect of exchange rate changes on cash                                                  (188,600)                   (32,800)
                                                                                   ----------------             --------------
 Net increase (decrease) in cash and cash equivalents                                   13,514,600                (28,564,000)
 Cash and cash equivalents-beginning of period                                          13,054,800                 41,618,800
                                                                                   ----------------             --------------
 Cash and cash equivalents-end of period                                         $      26,569,400            $    13,054,800
                                                                                    ===============              =============

 Supplemental cash flow disclosure:
         Interest paid                                                           $         156,700            $       629,100
         Subordinate debentures and accrued interest converted to common stock                  --            $    16,841,700
         Interest paid to affiliate                                                             --                         --


                                                                                    YEAR ENDED DECEMBER 31,     PERIOD MAY 7, 1987
                                                                                   ------------------------        (INCEPTION)
                                                                                                                     THROUGH
                                                                                              1995               DECEMBER 31, 1997
                                                                                         --------------         ------------------
 Change in Cash and Cash Equivalents
 Cash flows provided by (used in) operating activities:
     Net loss                                                                          $      (237,800)       $      (122,526,300)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                        1,031,300                  5,872,100
         Loss on disposal of property, plant and equipment                                          --                    270,900
         Compensation element of stock option grants                                                --                  5,343,400
         Gain (loss) on investments                                                             (1,200)                   175,000
         Amortization of debenture interest                                                     44,400                    198,700
         Change in accounts receivable                                                         (10,800)                (2,577,200)
         Change in interest receivable                                                          64,100                   (269,700)
         Change in inventories                                                                (325,500)                (2,627,400)
         Change in other current assets                                                     (6,142,600)                (1,276,300)
         Change in current liabilities                                                       5,106,200                  7,346,000
         Provision for litigation                                                              (59,500)                10,000,000
         Change in other long-term liabilities                                                 (69,700)                 1,831,800
                                                                                         --------------         ------------------
              Total adjustments                                                               (363,300)                24,287,300
                                                                                         --------------         ------------------
              Net cash provided by (used in) operating activities                             (601,100)               (98,239,000)

 Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                         25,197,200              3,258,495,700
         Purchase of investments                                                           (16,427,100)            (3,282,729,900)
         Purchase of property, plant and equipment                                            (516,600)               (11,768,000)
                                                                                         --------------         ------------------
              Net cash provided by (used in) investing activities                            8,253,500                (36,002,200)

 Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securiti           18,694,700                149,937,200
         Proceeds from exercise of stock options                                               360,900                  8,205,300
         Proceeds from loan                                                                  2,400,000                  3,219,100
         Proceeds from line of credit                                                          676,000                    949,700
         Repayment of long-term debt                                                          (214,700)                (1,510,400)
                                                                                         --------------         ------------------
              Net cash provided by (used in) financing activities                           21,916,900                160,800,900

 Effect of exchange rate changes on cash                                                       367,600                      9,700
                                                                                         --------------         ------------------
 Net increase (decrease) in cash and cash equivalents                                       29,936,900                 26,569,400
 Cash and cash equivalents-beginning of period                                              11,681,900                         --
                                                                                         --------------         ------------------
 Cash and cash equivalents-end of period                                               $    41,618,800        $        26,569,400
                                                                                          =============          =================

 Supplemental cash flow disclosure:
         Interest paid                                                                 $       210,900        $         1,035,100
         Subordinate debentures and accrued interest converted to common stock                      --        $        16,841,700
         Interest paid to affiliate                                                                 --        $         1,005,800

                                                                                                             See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       ( A Development Stage Enterprise)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD MAY 7, 1987 (INCEPTION) THROUGH DECEMBER 31, 1997


                                                              COMMON STOCK                  CLASS B STOCK
                                                     ----------------------------   ----------------------------    ADDITIONAL
                                                        NUMBER OF                      NUMBER OF                     PAID-IN
                                                         SHARES         AMOUNT          SHARES         AMOUNT        CAPITAL
                                                     --------------   -----------   --------------   -----------   ------------
 Issuance of shares for initial cash contribution
  of capital ($.01 per share of common stock
  and $.005 per share of Class B stock)                  4,500,000     $  45,000        1,000,000   $     5,000   $  1,000,000
   Net loss for the period May 7, 1987 (inception)
     through December 31, 1987                                 --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1987                            4,500,000        45,000        1,000,000         5,000      1,000,000
   Net loss for the year ended December 31, 1988               --            --               --            --            --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1988                            4,500,000        45,000        1,000,000         5,000      1,000,000
   Proceeds from exercise of stock options                   1,300           --               --            --             400
   Compensation related to stock options                       --            --               --            --         305,900
   Issuance of shares ($12.00 per share, less costs)     1,250,000        12,500              --            --      14,061,400
   Conversion of class B stock to common stock             500,000         5,000       (1,000,000)       (5,000)           --
   Net loss for the year ended December 31, 1989               --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1989                            6,251,300        62,500              --            --      15,367,700
   Proceeds from exercise of stock options                 142,900         1,400              --            --         143,500
   Compensation related to stock options                       --            --               --            --         269,000
   Issuance of shares ($18.00 per share, less costs)     2,012,500        20,200              --            --      33,009,700
   Net loss for the year ended December 31, 1990               --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1990                            8,406,700        84,100              --            --      48,789,900
   Proceeds from exercise of stock options                 250,300         2,500              --            --       3,349,600
   Compensation related to stock options                       --            --               --            --       1,038,900
   Issuance of shares ($57.00 per share, less costs)     1,150,000        11,500              --            --      61,444,300
   Issuance of shares for a 2 for 1 stock dividend       9,807,000        98,000              --            --         (98,000)
   Net loss for the year ended December 31, 1991               --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1991                           19,614,000       196,100              --            --     114,524,700
   Proceeds from exercise of stock options                 132,200         1,400              --            --       1,336,400
   Compensation related to stock options                       --            --               --            --       1,452,400
   Net loss for the year ended December 31, 1992               --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1992                           19,746,200       197,500              --            --     117,313,500
   Proceeds from exercise of stock options                  53,300           500              --            --         614,300
   Compensation related to stock options                       --            --               --            --         906,900
   Net loss for the year ended December 31, 1993               --            --               --            --             --
   Foreign currency translation adjustment                     --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1993                           19,799,500       198,000              --            --     118,834,700
   Proceeds from exercise of stock options                  37,600           400              --            --         404,900
   Class action settlement                                 548,200         5,500              --            --       7,753,200
   Compensation related to stock options                       --            --               --            --       1,330,300
   Net loss for the year ended December 31, 1994               --            --               --            --             --
   Foreign currency translation adjustment                     --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1994                           20,385,300       203,900              --            --     128,323,100
   Proceeds from exercise of stock options                 101,400         1,000              --            --         359,900
   Class action settlement                                     --            --               --            --       2,241,200
   Proceeds from private placement of securities           560,100         5,600              --            --       2,233,500
   Net loss for the year ended December 31, 1995               --            --               --            --             --
   Foreign currency translation adjustment                     --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1995                           21,046,800       210,500              --            --     133,157,700
   Proceeds from exercise of stock options                 255,500         2,500              --            --       1,256,300
   Conversion of warrants                                      200           --               --            --           4,500
   Conversion of debentures                              1,577,400        15,800              --            --      16,825,900
   Net loss for the year ended December 31, 1996               --            --               --            --             --
   Foreign currency translation adjustment                     --            --               --            --             --
   Unrealized gain (loss) on investments                       --            --               --            --             --
 Balance at December 31, 1996                           22,879,900       228,800              --            --     151,244,400
                                                     --------------   -----------   --------------   -----------   ------------
   Proceeds from exercise of stock options                 149,300         1,500              --            --         728,800
   Compensation related to stock options                       --            --               --            --          40,000
   Issuance of shares ($18.256 per share, less costs)    1,178,900        11,800              --            --      17,892,000
   Conversion of warrants                                      --            --               --            --             600
   Net loss for the year ended December 31, 1997               --            --               --            --             --
   Foreign currency translation adjustment                     --            --               --            --             --
   Unrealized gain (loss) on investments                       --            --               --            --             --
                                                     --------------   -----------   --------------   -----------   ------------
 Balance at December 31, 1997                           24,208,100    $  242,100              --    $       --    $169,905,800
                                                     ==============   ===========   ==============   ===========   ============

                                                          ACCUM-                        STOCK-
                                                          ULATED          OTHER         HOLDERS'
                                                          DEFICIT         EQUITY         EQUITY
                                                       --------------   -----------   ------------
 Issuance of shares for initial cash contribution
  of capital ($.01 per share of common stock
  and $.005 per share of Class B stock)              $           --    $       --    $  1,050,000
   Net loss for the period May 7, 1987 (inception)
     through December 31, 1987                            (1,030,500)          --      (1,030,500)
                                                       --------------   -----------   ------------
 Balance at December 31, 1987                             (1,030,500)          --          19,500
   Net loss for the year ended December 31, 1988          (1,556,800)          --      (1,556,800)
                                                       --------------   -----------   ------------
 Balance at December 31, 1988                             (2,587,300)          --      (1,537,300)
   Proceeds from exercise of stock options                       --            --             400
   Compensation related to stock options                         --            --         305,900
   Issuance of shares ($12.00 per share, less costs)             --            --      14,073,900
   Conversion of class B stock to common stock                   --            --             --
   Net loss for the year ended December 31, 1989          (5,743,300)          --      (5,743,300)
                                                       --------------   -----------   ------------
 Balance at December 31, 1989                             (8,330,600)          --       7,099,600
   Proceeds from exercise of stock options                       --            --         144,900
   Compensation related to stock options                         --            --         269,000
   Issuance of shares ($18.00 per share, less costs)             --            --      33,029,900
   Net loss for the year ended December 31, 1990          (4,924,900)          --      (4,924,900)
                                                       --------------   -----------   ------------
 Balance at December 31, 1990                            (13,255,500)          --      35,618,500
   Proceeds from exercise of stock options                       --            --       3,352,100
   Compensation related to stock options                         --            --       1,038,900
   Issuance of shares ($57.00 per share, less costs)             --            --      61,455,800
   Issuance of shares for a 2 for 1 stock dividend               --            --             --
   Net loss for the year ended December 31, 1991          (6,540,100)          --      (6,540,100)
                                                       --------------   -----------   ------------
 Balance at December 31, 1991                            (19,795,600)          --      94,925,200
   Proceeds from exercise of stock options                       --            --       1,337,800
   Compensation related to stock options                         --            --       1,452,400
   Net loss for the year ended December 31, 1992         (20,225,800)          --     (20,225,800)
                                                       --------------   -----------   ------------
 Balance at December 31, 1992                            (40,021,400)          --      77,489,600
   Proceeds from exercise of stock options                       --            --         614,800
   Compensation related to stock options                         --            --         906,900
   Net loss for the year ended December 31, 1993         (40,629,600)          --     (40,629,600)
   Foreign currency translation adjustment                       --       (291,800)      (291,800)
                                                       --------------   -----------   ------------
 Balance at December 31, 1993                            (80,651,000)     (291,800)    38,089,900
   Proceeds from exercise of stock options                       --            --         405,300
   Class action settlement                                       --                     7,758,700
   Compensation related to stock options                         --            --       1,330,300
   Net loss for the year ended December 31, 1994         (24,041,000)          --     (24,041,000)
   Foreign currency translation adjustment                       --        395,700        395,700
                                                       --------------   -----------   ------------
 Balance at December 31, 1994                           (104,692,000)      103,900     23,938,900
   Proceeds from exercise of stock options                       --            --         360,900
   Class action settlement                                       --            --       2,241,200
   Proceeds from private placement of securities                 --            --       2,239,100
   Net loss for the year ended December 31, 1995            (237,800)          --        (237,800)
   Foreign currency translation adjustment                       --        245,600        245,600
                                                       --------------   -----------   ------------
 Balance at December 31, 1995                           (104,929,800)      349,500     28,787,900
   Proceeds from exercise of stock options                       --            --       1,258,800
   Conversion of warrants                                        --            --           4,500
   Conversion of debentures                                      --            --      16,841,700
   Net loss for the year ended December 31, 1996          (9,687,400)          --      (9,687,400)
   Foreign currency translation adjustment                       --       (301,300)      (301,300)
   Unrealized gain (loss) on investments                         --         (9,900)        (9,900)
                                                       --------------   -----------   ------------
 Balance at December 31, 1996                           (114,617,200)       38,300     36,894,300
   Proceeds from exercise of stock options                       --            --         730,300
   Compensation related to stock options                         --            --          40,000
   Issuance of shares ($18.256 per share, less costs             --            --      17,903,800
   Conversion of warrants                                        --            --             600
   Net loss for the year ended December 31, 1997          (7,909,100)          --      (7,909,100)
   Foreign currency translation adjustment                       --       (663,100)      (663,100)
   Unrealized gain (loss) on investments                         --         27,000         27,000
                                                       --------------   -----------   ------------
 Balance at December 31, 1997                         $ (122,526,300)  $  (597,800) $  47,023,800
                                                       ==============   ===========   ============


                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.   BUSINESS AND ORGANIZATION

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

     The company established in 1993 two wholly-owned operating subsidiaries; USB Pharma B.V. incorporated in The Netherlands and USB Pharma Limited incorporated in the United Kingdom. USB Pharma B.V. operates the company's manufacturing plant located in Nijmegen, The Netherlands, and USB Pharma Limited manages the company's European clinical research activities. In 1995 the company established two wholly-owned subsidiaries in the State of Delaware, USB Resources, Inc. and USB Technologies, Inc., both of which remain inactive since inception.

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

     During March 1997 the company completed the sale of 1,178,882 shares of common stock to ALZA Corporation ("ALZA") at a purchase price of $18.256 per share for an aggregate investment of $21,521,700. The purchase price was 120% of the average closing price of U.S. Bioscience, Inc. shares as traded on the AMEX for the 10 days preceding the date of the agreement. Pursuant to an amendment to the marketing agreement with ALZA in March 1997 (Note 9), the company is required to spend $3.6 million of the proceeds on programs supporting Ethyol.
At December 31, 1997, $1.9 million had not been spent and is included in other accrued liabilities on the balance sheet.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. For accounting purposes, the company is considered a "development stage enterprise." Through December 31, 1997, the company's revenues have been derived principally from the sale of drug products, Hexalen, NeuTrexin and Ethyol, licensing of rights to develop and market certain products, from contract development activities and from investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities and corporate organizational and administrative activities.

2.   ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Investments

     The company determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The investments held by the company at December 31, 1997 and 1996 were classified as available for sale, with the unrealized gains and losses reported as a separate component of stockholders' equity.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or fair value.

Property, Plant and Equipment

     Buildings, equipment and furniture and fixtures are depreciated by the straight-line method over their useful lives for financial reporting purposes and under accelerated methods for federal income tax purposes. Leasehold improvements are depreciated by the straight-line method over the shorter of their useful lives or the life of the lease for financial reporting purposes and under an accelerated method for federal income tax purposes.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Values of Financial Instruments

     Fair values of cash equivalents, investments, accounts receivable, payables, the line of credit and long term debt approximates their carrying value.

Product Revenues

     Product revenues are recognized upon shipment to the customer. The company's product revenues to date have principally been domestic sales of drug products Hexalen and NeuTrexin primarily to drug wholesalers in the United States and sales of Ethyol to the company's distribution partners. During 1997 and 1996 a significant portion of the company's sales and accounts receivable related to ALZA, the company's US distribution partner for Ethyol.

Research and Development Costs

     All costs of research and development activities are expensed as incurred.

Patents and Trademarks

     It is the company's practice to seek patent and trademark protection on processes and products in various countries. Patent and trademark application costs are expensed as incurred.

Foreign Currency Translation

     All balance sheet accounts have been translated using exchange rates in effect at the balance sheet date. Income statement amounts have been translated using monthly average exchange rates for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of stockholders' equity.

Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which was adopted for the year ended December 31, 1997. Under SFAS 128, basic earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities. The company incurred losses in 1997, 1996 and 1995 and therefore the effect of stock options, warrants and convertible securities were anti-dilutive. Adoption of SFAS 128 had no impact on the company's reported net loss per share.

Accounting for Stock Options

     The company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in
accounting for stock options.   Under APB 25, if the exercise price of the
company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Note 11 to these consolidated financial statements includes the required disclosures and pro forma information provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123").

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Impact of Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income. SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. Both SFAS 130 and SFAS 131 are effective in 1998. The company is in the process of evaluating the disclosure requirements of the new standards, the adoption of which will have no impact on the company's results of operations or financial condition.

3.   INVESTMENTS

     Investments are comprised of the following:

                                                         Fair Value
       Name of Issuer           Principal    Amortized       at
      and Title of Each          Amount        Cost        Balance
---------------------------------------------------------------------
DECEMBER 31, 1997
 U.S. Government obligations
    Treasury Notes             $ 1,995,600  $ 1,998,000  $ 2,000,000
Corporate Bonds                 16,904,400   16,902,400   16,918,000
Corporate Discount Notes         5,031,600    5,163,900    5,163,400
                             ---------------------------------------
Total                          $23,931,600  $24,064,300  $24,081,400
                             =======================================
DECEMBER 31, 1996
U.S. Government obligations
    Treasury Notes             $ 6,990,700  $ 6,985,000  $ 6,980,000
    Treasury Bills               1,948,300    1,948,300    1,948,300
    Federal Home Loan Bank       1,000,000    1,000,000      999,700
                             ---------------------------------------
                                 9,939,000    9,933,300    9,928,000
Corporate Bonds                  1,002,600    1,000,500    1,002,200
Corporate Discount Notes        12,690,200   12,697,900   12,691,600
                             ---------------------------------------
Total                          $23,631,800  $23,631,700  $23,621,800
                             =======================================

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   INVENTORIES

     Inventory balances at December 31, are as follows:

                      1997         1996
                 --------------------------
Raw Materials       $  752,000   $  850,500
Work in process      1,376,000    1,121,500
Finished goods         306,500      620,000
                 --------------------------
Total               $2,434,500   $2,592,000
                 ==========================


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment balances at December 31, are as follows:

                                                     1997          1996
                                               ---------------------------
    Land, buildings, and leasehold improvements  $ 1,871,800   $ 2,071,900
    Equipment, furniture and fixtures              8,965,700     9,079,700
    Accumulated depreciation                      (5,687,700)   (5,076,400)
                                               ---------------------------
    Property, plant and equipment, net           $ 5,149,800   $ 6,075,200
                                               ===========================

6.   LONG-TERM DEBT

     Long-term debt at December 31, consisted of:

                                1997        1996
                           ------------------------
MELF equipment loan          $  180,600  $  252,800
Mortgage loan                   462,100     589,400
Term loan                     1,100,000   1,700,000
Capital lease obligations       139,400      35,400
                           ------------------------
                             $1,882,100  $2,577,600
Less current portion            747,100     732,200
                           ------------------------
Long-term debt               $1,135,000  $1,845,400
                           ========================

     Maturities of long-term debt for each of the five years succeeding December 31, 1997 are as follows; 1998--$747,100; 1999--$643,000; 2000--$102,300; 2001--
$71,800; 2002--$53,500; and thereafter $264,400.

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

     In May 1994, USB Pharma B.V., entered into a mortgage loan with Cooperatieve Rabobank B.A. in the amount of Dutch Guilders 1,180,000 (approximately $680,000) secured by the land and buildings of its manufacturing facility in Nijmegen, The Netherlands and guaranteed by U.S. Bioscience, Inc. Proceeds of this loan were used to partly fund the purchase of additional equipment for the company's manufacturing facility in The Netherlands. The mortgage loan has a 15-year term, requires quarterly Dutch Guilder installments of principal repayment which began in March 1995 and bears a quarterly variable interest rate. Interest is payable quarterly in Dutch Guilders and the current interest rate is 5.8%.

     In June 1995, the company received a term loan from its principal bank in the amount of $2,400,000. This loan will amortize monthly over four years, bears an annual interest rate of 6.86% and is collateralized by a portion of the company's investment portfolio.

7.   LINE OF CREDIT

     In June 1995, the company established a $1,000,000 credit line with an international financial institution. This line of credit is denominated in Dutch Guilders, currently bears an annual interest rate of 5.375% and is utilized by the company's subsidiary, USB Pharma B.V., for funding working capital requirements. As of December 31, 1997 approximately $745,300 of this credit line has been utilized. The credit line is guaranteed by U.S. Bioscience, Inc. and collateralized by a portion of the company's investment portfolio. The weighted average interest rates on the line of credit for the years ended December 31, 1997 and 1996 were 4.6% and 5.1%, respectively.

8.   COMMITMENTS

     The company leases office, warehouse and laboratory space under four operating leases, the last of which terminates in December 2003. Future minimum annual lease payments are as follows: 1998 --$733,700; 1999 -- $231,300; 2000 --
$169,600; 2001 -- $58,700; 2002 -- $60,400 and 2003 -- $62,200. Rent expense for the year ended December 31, 1997 was $1,036,200; 1996 -- $911,400; 1995 --
$989,800; and May 7, 1987 (inception) through December 31, 1997 was $7,568,900.
The lease on the company's principal office expires in October 1998.

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

     For the years ended December 31 listed below, the company has incurred sales related royalty expense as follows: 1997 -- $728,300; 1996 -- $488,700; 1995 -- $328,800; and May 7. 1987 (inception) through December 31, 1997 --
$1,989,700.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     As of December 31, 1997, the company had contracted and continues to contract with third parties to serve as clinical investigators of certain investigational drugs through terms, in general, expiring in 1998 and 1999. The clinical investigators are compensated on a percentage of completion basis, subject to compliance with other elements of the agreements. As of December 31, 1997, the clinical investigator agreements, in the aggregate, provide for minimum payments of approximately $6,099,900 over the terms of the agreements, of which approximately $3,408,700 had been paid through December 31, 1997.

9.   MAJOR DISTRIBUTION AND MARKETING AGREEMENTS

     In December 1995, the company entered into an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA") for Ethyol in the United States. Under the terms of this Agreement, ALZA has exclusive rights to market Ethyol in the United States for five years and is responsible for sales and marketing; the company's sales force co-promotes the product with ALZA. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol revert to the company, and ALZA will receive payments from the company for ten years based on sales of Ethyol in the United States. ALZA paid the company $14 million in December 1995 and $6 million in January 1996 as initial fees for the rights noted above. In July 1997, ALZA made an additional clinical milestone payment to the company of $10 million and in February 1998, ALZA made the final clinical milestone payment of $5 million. There can be no assurance that the marketing of Ethyol in the United States will result in meaningful revenues to the company.

     In May 1996, the company entered into a co-promotion agreement with ALZA to co-promote the company's products, Hexalen and NeuTrexin in the United States. Under the terms of this agreement, the company pays ALZA a commission, which is based upon a percentage of net sales of Hexalen and NeuTrexin in the United States above a base level of sales. The commission payment is subject to an annual minimum and the commission percentage rises as net sales increase. Under the terms of the agreement, ALZA's sales force co-promotes Hexalen and NeuTrexin and the company makes sales of both products to wholesalers and distributors. The agreement may be terminated at any time on six months notice by either party after June 30, 1998. At the end of the co-promotion term, the agreement provides for ALZA to be paid residual commission payments for a term which varies based on the reason for termination. The residual commissions are based on a percentage of net sales during the residual period subject to a maximum payment of a decreasing percentage of actual commission payments made to ALZA under the agreement during the co-promotion period. At December 31, 1997 the company accrued $100,000 payable to ALZA related to this agreement. There can be no assurance that the marketing of Hexalen and NeuTrexin in the United States will result in meaningful revenues to the company.

     The company has entered into an exclusive marketing and distribution agreement ("Agreement") with Scherico Ltd., ("Scherico") a subsidiary of Schering Plough Corporation, for Ethyol in the countries comprising the EU and EFTA (the "European Territories"). Under the original terms of its Agreement with Scherico, the company would have shared in operating profits/losses (as defined in the Agreement) generated from marketing and sales of Ethyol in Germany, United Kingdom, Spain, Italy and France (the "Major Markets") for a period of up to two years from November 23, 1994, the date of approval of Ethyol in the United Kingdom. With respect to 1995, Scherico invoiced the company $4.2 million for the company's share of operating losses. This amount was recorded as an expense in 1995 and was paid in April 1996.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In September 1996, the company and Scherico entered into an amendment to the original agreement ("Scherico Amendment") pursuant to which, retroactive to January 1, 1996, Scherico began purchasing Ethyol from the company at a price based on a percentage of in-market net sales and the company stopped
participating in operating profits/losses previously shared by the parties.   In
conjunction with the Scherico Amendment, Scherico paid the company a total of $6.2 million in the fourth quarter of 1996.

     Under the terms of the amended Agreement, Scherico's exclusive rights to market the product will continue for seven years from January 1, 1997. During such seven-year period the company will sell Ethyol to Scherico at a price based upon a percentage of in-market net sales. The company may co-promote Ethyol with Scherico for the two years following such seven-year period. Thereafter, the company will reacquire sole marketing rights subject to the reverse royalty payable to Scherico as described below. Under certain circumstances Scherico is required to pay the company additional milestone payments when additional regulatory approvals, if any, are obtained. There can be no assurance that all milestone payments will be made to the company under the amended Agreement.

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

10.  COMMON STOCK

     Voting rights of common stock are one vote per share and voting rights of the Class B stock were 50 votes per share, respectively. In connection with Marion's purchase of common stock, all outstanding Class B stock was converted into common stock on a share-for-share basis in September 1989. The authorization of the Class B stock was eliminated in February 1990.

     In December 1991, the Board of Directors, by unanimous vote, authorized a 100% common stock dividend on the outstanding shares of common stock. The company issued 9,807,000 shares of common stock in connection with this dividend.

     In May 1992, the company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock of the company from 50,000,000 shares to 100,000,000 shares. Adoption of this amendment permits the company's Board of Directors, without further approval of the company's stockholders, except as may be required by Delaware law or the rules of the American Stock Exchange, to issue additional shares of the company's common stock, from time to time as the Board of Directors may determine, for such consideration as the Board of Directors establishes. This amendment was adopted to replace the shares previously issued in the stock dividend described above and to provide flexibility in structuring possible acquisitions of other businesses, to enable the company to raise additional equity capital if and when needed and allow the Board of Directors, in its discretion, to declare stock splits or stock dividends in the future. The company has no present definitive plans, arrangements or understandings, other than shares to be issued pursuant to the exercise of stock options pursuant to the company's stock option plans and the exercise of the 1,096,500 warrants currently outstanding which were issued in 1995 under a class-action litigation settlement with respect to possible acquisitions, financings, stock splits or dividends requiring the availability of additional authorized common stock.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In April 1995, the company, as part of a class action litigation settlement, issued 1,096,634 warrants to purchase from the company one share of U.S. Bioscience common stock for each warrant. The warrants are exercisable for three years from date of issuance, April 24, 1995, at an exercise price of $9.20. Upon issuance of the warrants, the company transferred to stockholders' equity $2,241,200 representing the remainder of a $10,165,000 litigation provision established in 1993 to provide for the cost of these warrants. During 1994, $7,758,700 of the provision was transferred to stockholders' equity upon issuance into escrow of a common stock component of the settlement. Pursuant to the Warrant Agreement between the company and ChaseMellon Shareholder Services, L.L.C., the number of outstanding warrants was unaffected by the April 23, 1996 1 for 2 reverse stock split. The warrant exercise price and the number of warrant shares exercisable upon exercise of a warrant certificate were automatically proportionally adjusted. Warrants exercised subsequent to the 1 for 2 reverse stock split will require the warrant holder to present two warrants and an exercise price of $18.40 in order to receive one share of the company's common stock. Fractional shares will not be issued upon the exercise of warrants. Warrant certificates that upon exercise would produce a fractional share will receive, in place of the fractional share, cash equal to the exercise price for a whole share on the day immediately preceding the day the warrant certificate is presented for exercise multiplied by such fraction.

     In May 1995, the company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") designed to protect company stockholders in the event of takeover actions that would deny them the full value of their investment. Each stock certificate representing outstanding shares of Common Stock of the company also represents the same number of rights to purchase, under certain circumstances, shares of Series A Junior Preferred Stock of the company (the "Rights"). The Rights will become exercisable only in the event, with certain exceptions, a person or group of related persons accumulates 15 percent or more of the company's voting stock. The Rights will expire on May 29, 2005. Subsequent to the reverse stock split, each Right entitled the holder to buy two one-hundredths of a share of the new Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either company stock or shares in an "acquiring entity" at half the market value. The company generally will be entitled to redeem the Rights at one-twentieth of one cent ($.0005) per Right at any time until the tenth day following the acquisition by any person or group of related persons of 15 percent or more of the company's outstanding voting stock. Until such time, the Rights automatically trade with the underlying common stock.

     On April 22, 1996, the company's stockholders, at the company's annual meeting, approved an amendment to the company's Certificate of Incorporation to effect a 1 for 2 reverse stock split in which each two shares of the company's Common Stock, par value $.005 per share, whether issued and outstanding or held in treasury, were reclassified into one new share of Common Stock, par value $.01 per share. The amendment to the company's Certificate of Incorporation reduced the number of authorized shares of Common Stock from 100,000,000 to 50,000,000 shares and increased the par value of the Common Stock from $.005 per share to $.01 per share. No fractional shares were issued and any stockholder of record entitled to a fractional share by reason of the reverse stock split received, in lieu thereof, cash in an amount determined on a weighted average basis by the consolidation of fractional shares, aggregated and sold in the open market by ChaseMellon Shareholder Services, L.L.C., as agent for the holders of fractional shares.

     At December 31, 1997, 5,768,500 shares of common stock were reserved for issuance pursuant to company stock option plans and 548,100 shares of common stock were reserved for issuance pursuant to the exercise of outstanding warrants.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  STOCK OPTION PLANS

     The company has adopted various stock option plans, primarily as incentives for recipients to remain affiliated with the company. Except for a limited number of option grants where the ability to exercise is based upon the achievement of benchmarks, options outstanding under the option plans are exercisable at rates from 20% to 33 1/3% per year, generally beginning one year from the date of grant. With the exception of options granted to certain consultants and advisors to the company, all options expire 10 years from the date of grant.

     The company currently grants stock options under three stock option plans: the Non-Executive Stock Option Plan, which was established in 1994, and amended in 1997, and is used to provide option incentives to employees who are not officers or directors of the company for purposes of Section 16 of the Securities Exchange Act of 1934, as amended and the regulations thereunder, and consultants and advisors to the company; the 1992 Stock Option Plan, which is used to provide option incentives to Section 16 officers and directors; and the 1996 Non-employee Directors Stock Option Plan, which is used to provide options in lieu of fees to elected non-employee directors. Detail information concerning all stock option plans is as follows:

                       1987          1987            1987          1990          1991          1992     NON-EXECUTIVE       1996
                    INCENTIVE   NON-STATUTORY      SPECIAL       SPECIAL       SPECIAL         STOCK     STOCK OPTION   NON-EMPLOYEE
                      STOCK      STOCK OPTION   NON-STATUTORY   DIRECTORS   NON-STATUTORY     OPTION         PLAN        DIRECTORS
                      OPTION         PLAN        STOCK OPTION     STOCK      STOCK OPTION      PLAN                     STOCK OPTION
                       PLAN                          PLAN         OPTION         PLAN                                       PLAN
                                                                   PLAN
                    ----------------------------------------------------------------------------------------------------------------

OPTIONS AUTHORIZED   1,000,000   1,000,000       500,000         250,000     1,000,000         2,850,000   2,250,000       50,000
                    ================================================================================================================

OPTIONS OUTSTANDING    273,700     748,700        51,400          30,000       454,300         1,099,600      78,300            0
  DECEMBER 31, 1994
   GRANTED                   0           0             0               0             0           123,000     338,400            0
   EXERCISED           (11,700)    (20,000)            0               0       (14,800)          (45,600)     (9,300)           0
   CANCELED            (61,600)   (144,400)       (2,800)        (30,000)     (121,100)         (220,400)    (39,200)           0
                    ----------------------------------------------------------------------------------------------------------------

OPTIONS OUTSTANDING    200,400     584,300        48,600               0       318,400           956,600     368,200            0
  DECEMBER 31, 1995
   GRANTED                   0           0             0               0             0           687,800     505,700            0
   EXERCISED           (24,500)    (30,500)      (11,700)              0       (36,700)         (121,800)    (30,300)           0
   CANCELED             (3,800)          0             0               0       (57,000)          (26,500)   (143,800)           0
                    ----------------------------------------------------------------------------------------------------------------

OPTIONS OUTSTANDING    172,100     553,800        36,900               0       224,700         1,496,100     699,800            0
  DECEMBER 31, 1996
   GRANTED                   0           0             0               0             0           550,000     494,300        5,900
   EXERCISED           (26,700)    (37,000)       (2,700)              0        (6,200)          (57,800)    (19,000)           0
   CANCELED               (200)          0             0               0        (1,000)         (110,400)   (114,700)           0
------------------------------------------------------------------------------------------------------------------------------------

OPTIONS OUTSTANDING    145,200     516,800        34,200               0       217,500         1,877,900   1,060,400        5,900
  DECEMBER 31, 1997
====================================================================================================================================

                               TOTAL        OPTION         OPTION         WEIGHTED       SHARES
                             ACTIVITY    PRICE PER        PRICE PER       AVERAGE     EXERCISABLE
                             ALL PLANS     SHARE           SHARE           EXERCISE       AT
                             (SHARES)      (LOW)           (HIGH)          PRICE        YEAR-END
                           -----------------------------------------------------------------------
OPTIONS OUTSTANDING          2,736,000      $0.15          $36.20          $8.95       1,145,300
 DECEMBER 31, 1994
   GRANTED                     461,400      $4.62          $10.26          $5.80              --
   EXERCISED                  (101,400)     $0.15          $4.88           $3.55              --
   CANCELED                   (619,500)     $4.88          $36.20         $17.10              --
                           -----------------------------------------------------------------------
OPTIONS OUTSTANDING          2,476,500      $4.62          $30.20           $6.51       1,180,850
 DECEMBER 31, 1995
   GRANTED                   1,193,500      $10.00         $16.75          $13.07              --
   EXERCISED                  (255,500)     $4.88          $10.25           $4.93              --
   CANCELED                   (231,100)     $4.88          $30.20          $13.63              --
                           -----------------------------------------------------------------------
OPTIONS OUTSTANDING          3,183,400      $4.62          $30.20           $8.66       1,283,400
 DECEMBER 31, 1996
   GRANTED                   1,050,200      $2.88          $15.00          $14.04              --
   EXERCISED                  (149,400)     $4.88          $4.88            $4.91              --
   CANCELED                   (226,300)     $4.88          $22.00          $12.52              --
--------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING          3,857,900      $2.88          $30.20          $10.05       1,765,100
 DECEMBER 31, 1997
==================================================================================================

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The price range of outstanding and exercisable stock options as at December 31, 1997 is as follows:

                       OPTIONS    WEIGHTED    WEIGHTED     OPTIONS    WEIGHTED
                        OUT-      AVERAGE      AVERAGE    EXERCISE-   AVERAGE
RANGE OF OPTION       STANDING   REMAINING    EXERCISE      ABLE      EXERCISE
EXERCISE PRICES          AT       CONTRACT      PRICE        AT        PRICE
                      YEAR-END      LIFE     OUTSTANDING  YEAR-END   EXERCISABLE
                                  (YEARS)      OPTIONS                OPTIONS
-------------------------------------------------------------------------------

 $  2.88 - $4.63         10,900       8.40        $ 3.68      8,000      $ 3.32
 $  4.88 - $4.88      1,619,900       4.89        $ 4.88  1,342,100      $ 4.88
 $ 5.25 - $13.25        915,600       8.54        $11.59    221,800      $11.30
 $13.38 - $14.75      1,043,500       9.10        $14.45     56,900      $13.49
 $15.00 - $30.20        268,000       7.32        $19.15    136,300      $21.49
-------------------------------------------------------------------------------
 $ 2.88 - $30.20      3,857,900       7.08        $10.05  1,765,100      $ 7.24
===============================================================================

     The exercise price of options currently granted under the plans is equal to the fair market value of the underlying share of common stock at the time of grant, except in the 1996 Non-employee Directors Stock Option Plan where options are granted in lieu of annual fees. Options for which the exercise price is less than the fair market value at the time of grant are considered compensatory and the difference in value is charged to operations.

     The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") requires the use of option valuation models that were not developed for use in valuing employee incentive stock options.

     Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the company has accounted for stock options granted subsequent to December 31, 1994 under the fair value method of FASB 123. The fair value for the company's stock options granted subsequent to December 31, 1994 is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997; risk-free interest rate of 6.28%, 6.28% and 5.60% respectively; no expected dividend payments; volatility factors of the expected market price of the company's common stock, based on historical volatility, of 0.8999; 0.4252 and 0.5341 respectively; and a weighted-average expected life of the option of 8.00, 8.00 and 6.12 years respectively.

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

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     For purposes of pro forma disclosure under FASB 123, the estimated fair value of the company's options is amortized over the option's vesting period. The company's pro forma information is as follows:

                                           1997           1996          1995
                                     -----------------------------------------
Net loss as reported under APB 25       ($7,909,100)   ($9,687,400)  ($237,800)
Stock option expense per FASB 123        (4,062,600)    (1,304,400)   (297,200)
                                     -----------------------------------------
Pro forma net loss                     ($11,971,700)  ($10,991,800)  ($535,000)
Pro forma net loss per common share          ($0.50)        ($0.49)     ($0.03)

     Because FASB 123 is applicable only to options granted subsequent to December 31,1994, its pro forma effect will not be fully reflected until the year 2000 due to the five year vesting period of options granted in 1995, the initial year implementation stock option accounting under FASB 123 is required for disclosure by the company.

12.  EMPLOYEE BENEFIT PLANS

     The company has a defined contribution pension plan covering substantially all of its U. S. employees, subject to age and service requirements. In addition, the company has an Employee Savings Plan 401(k) available for all of its U.S. employees subject to age and service requirements and matches employee contributions in an amount equal to the lesser of one-third of the employee's contribution or 2% of the employee's compensation subject to government tax regulation limits. The company also provides a deferred compensation program for certain executives of the company. The company funded Employee Savings Plan 401(k) costs during 1997 on a monthly basis. The company funded pension costs on a quarterly basis in 1997. Amounts accrued under the deferred compensation plan are reflected as "Long-term Liabilities" in the company's consolidated balance sheet. Costs of the Employee Pension Plan, the Employee Savings Plan 401(k) and the deferred compensation plans were for the years ended December 31, 1997--$1,226,400, 1996--$993,000 and 1995--$949,200. Employee benefit plan costs for the period May 7, 1987 (inception) through December 31, 1997 total $6,475,000.

13.  INCOME TAXES

     As of December 31, 1997, the company had a net operating loss carry forward of approximately $132,740,000 for federal income tax purposes. In addition, the company had a research and development tax credit carry forward of $5,338,000.

     The company records deferred tax assets and liabilities for the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance equal to the net deferred tax asset has been recorded on the basis of the uncertainty with respect to the ultimate realization of the net deferred tax assets. Due to this uncertainty, no benefit has been recorded for the year ended December 31, 1997 or any prior period for any net operating loss carryforwards or other deferred tax assets generated during the year.

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Significant components of the company's estimated deferred tax assets and liabilities as at December 31, 1997 and 1996 are as follows:

                                                        1997           1996
                                                    -------------  -------------
   Deferred tax assets
   -------------------                              $ 48,091,200   $ 45,783,100
        Net operating loss carryforwards/(1)/            174,800        155,500
        Book over income tax depreciation              5,338,000      4,630,000
        Research and development tax credits             869,500        676,200
        Other non-salary compensation and benefits       308,600        283,200
        Other, principally reserves                 ------------   ------------
                                                      54,782,100     51,528,000
        Total deferred tax assets
   Deferred tax liabilities                             (121,200)      (121,600)
   ------------------------                         ------------   ------------
        Prepaid expenses                                (121,200)      (121,600)
                                                    ------------   ------------
        Total deferred tax liabilities                54,660,900     51,406,400
                                                     (54,660,900)   (51,406,400)
                                                    ------------   ------------
   Valuation allowance for net deferred tax assets  $          0   $          0
                                                    ============   ============
   Net deferred tax assets

/(1)/ Includes estimated state and foreign net operating loss carryforwards of $1,858,400.


     Approximately $10,488,700 of tax benefits related to the exercise of stock options is included in the deferred tax asset relating to net operating loss carryforwards listed above. Although not a component of tax expense, the reserve for the future realization of this asset is reflected in the valuation allowance and will be credited to additional paid-in capital if and when realized.

     The reconciliation of the expected tax benefit for the years ended December 31, 1997 and 1996 are as follows:

                                               1997          1996
                                         -------------  ------------
Tax benefit at expected rate               $ 2,689,000   $ 3,390,600
Permanent differences                         (370,600)     (271,900)
Research and development tax credit            707,400       587,700
State taxes, net                              (217,900)      (20,000)
Foreign tax rate differential                  (94,000)            0
Other                                          204,100        21,700
                                          ------------  ------------
Income tax benefit                           2,918,000     3,708,100
Stock option benefit recorded in equity        335,500       739,000
Increase in valuation allowance             (3,253,500)   (4,447,100)
                                          ------------  ------------
Tax benefit                                $         0   $         0
                                          ============  ============

                             U.S. BIOSCIENCE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The federal income tax carryforwards expire as follows:

                               Research
                                 and
            Net Operating    Development
                Losses         Credits
            -------------    -----------
2002         $      1,000    $        0
2003            1,250,000        46,000
2004            5,206,000       140,000
2005            6,750,000       192,000
2006           23,486,000       545,000
2007           21,993,000       889,000
2008           27,367,000     1,072,000
2009           24,430,000       710,000
2010            3,659,000       473,000
2011            9,587,000       563,000
2012            9,011,000       708,000
            -------------    ----------
             $132,740,000    $5,338,000
            =============    ==========

     The timing and manner in which the company will utilize net operating loss and research and development tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Service Tax Code regarding changes in the ownership of the company. Such limitations may have an impact on the ultimate realization of these federal income tax carryforwards.

14.  CONTINGENCY

     During February 1996, Ichthyol, Gesellschaft Cordes, Hermanni & Co. filed a complaint for refrain, information and damages with the Regional Court of Hamburg against the company on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. During April 1996 the company filed a reply to plaintiff's complaint stating the company's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor the plaintiff's firm right in the slogan "Ichthyol". The suit was dismissed in January 1997, by the Regional Court of Hamburg at which time the plaintiff was given leave of appeal against the judgement rendered in favor of the company. The plaintiff has filed an appeal but the date of the hearing has not been determined. The company believes the complaint to be without merit and intends to defend itself vigorously. Accordingly, no provision for this complaint has been provided for in the accompanying financial statements.


EXHIBIT                                                                  Page
-------                                                                  ----
10.3.3     Third Amendment to Lease Agreement between the Registrant
           and Pickering Associates dated October 12, 1995

10.3.4 Fourth Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated January 20, 1998

10.15 Amended and Restated License Agreement dated May 10, 1994 between the Registrant and Scherico, Ltd.

10.27      License Agreement between the Registrant and Scherico, Ltd.
           dated as of November 6, 1997

10.27.1    Amendment No. 1 to License Agreement dated as of November 6,
           1997 between the Registrant and Scherico, Ltd.

10.28.1    Agreement between the Registrant and Philip S. Schein, M.D.
           dated as of March 10, 1998

10.39 Executive Severance Agreement, dated September 3, 1996, between the Registrant and C. Boyd Clarke

10.40.1    Letter agreement dated May 5, 1997 between the Registrant and
           Robert L. Capizzi, M.D.

22         Subsidiaries of the Registrant

23         Consent of Ernst & Young LLP, Independent Auditors

27         Financial Data Schedule