Form 10-Q
period 1998-03-31
U S BIOSCIENCE INC
filed 1998-05-12
CIK 847562

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period
 from                                 to

Commission file number                     1-10392
                       ---------------------------------------------------

                             U.S. BIOSCIENCE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

           Delaware                                      23-2460100
-------------------------------                  ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

    One Tower Bridge, One Hundred Front St., West Conshohocken, PA   19428
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


As of May  7, 1998, there were 24,278,182 shares of common stock outstanding.


                                              Page 1 of 16 sequentially
                                              numbered pages

                             U.S. BIOSCIENCE, INC.

                                     INDEX


                                                                        Page
                                                                        ----
Part I - Financial Information


     Item 1.  Financial Statements

        Consolidated Balance Sheets                                       3

        Consolidated Statements of Operations                             4

        Consolidated Statements of Cash Flows                             5

        Consolidated Statements of Changes in Stockholders' Equity        6

        Notes to Consolidated Financial Statements                        7

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              10

Part II - Other Information

      Item 1.  Legal Proceedings                                         14

      Item 4.  Submission of Matters to a Vote of Securities Holders     14

      Item 6.  Exhibits and Reports on Form 8-K                          15

                             U.S. BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31, 1998        DECEMBER 31, 1997
                                                                                        ----------------        ----------------
                                                                                            (UNAUDITED)
                                                   ASSETS
 Current assets:
   Cash and cash equivalents                                                             $    26,894,900         $    26,569,400
   Investments                                                                                24,513,000              24,081,400
   Accounts receivable, net                                                                    2,434,800               2,577,400
   Interest receivable                                                                           198,400                 269,700
   Inventories                                                                                 2,507,600               2,434,500
   Other                                                                                       1,316,100               1,298,400
                                                                                          ---------------        ----------------
             Total current assets                                                             57,864,800              57,230,800

   Property, plant and equipment at cost, less accumulated depreciation                        5,044,600               5,149,800
                                                                                          ---------------        ----------------
             Total assets                                                                 $    62,909,400        $    62,380,600
                                                                                          ===============        ================

            LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accrued compensation and related payroll taxes payable                                 $      959,300         $     1,926,200
   Accrued clinical grants payable                                                             2,865,700               2,790,500
   Accrued product manufacturing costs payable                                                   688,500                 798,700
   Accrued  marketing costs payable                                                            1,072,200                 437,400
   Accrued professional fees payable                                                           1,925,000                 977,200
   Line of credit                                                                                725,300                 745,300
   Current maturities of long-term debt                                                          746,100                 747,100
   Accounts payable and other accrued liabilities                                              4,173,000               3,967,500
                                                                                          ---------------        ----------------
             Total current liabilities                                                        13,155,100              12,389,900

 Long-term liabilities:
   Long-term debt, net of current maturities                                                     936,500               1,135,000
   Other long-term liabilities                                                                 1,933,800               1,831,900
             Total long-term liabilities                                                       2,870,300               2,966,900
                                                                                          ---------------        ----------------
             Total liabilities                                                                16,025,400              15,356,800

 Stockholders' equity:
   Preferred stock, $.005 par value-5,000,000 shares authorized;
       none issued                                                                                 -                       -
   Common stock, $.01 par value-50,000,000 shares authorized; 24,270,000 shares issued at March 31, 1998, and 24,208,100 shares
       issued and outstanding at December 31, 1997                                               242,700                 242,100
 Additional paid-in capital                                                                  170,147,900             169,905,800
 Accumulated deficit                                                                        (122,663,000)           (122,526,300)
 Accumulated other comprehensive loss                                                           (699,000)               (597,800)
                                                                                          ---------------        ----------------
                                                                                              47,028,600              47,023,800
 Less cost of treasury stock - 13,600 shares                                                    (144,600)                  -
                                                                                          ---------------        ----------------
             Total stockholders' equity                                                       46,884,000              47,023,800
                                                                                          ---------------        ----------------
             Total liabilities and stockholders' equity                                   $    62,909,400        $     62,380,600
                                                                                          ===============        ================

                                                         See accompanying notes.

                             U.S. BIOSCIENSE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               --------------------------------
                                                                    1998              1997
                                                               --------------    --------------
 Revenues:
    Net sales                                                  $    4,250,200    $    2,638,400
    Net investment income                                             756,600           503,800
    Licensing, royalty and other income                             5,332,300         1,067,900
                                                               --------------    --------------
                                                                   10,339,100         4,210,100

 Expenses:
    Cost of sales                                                   1,326,100           827,900
    Selling, general and administrative costs                       4,274,100         3,354,800
    Research and development costs                                  4,833,100         3,641,300
    Interest expense                                                   42,500            46,600
                                                               --------------    --------------
                                                                   10,475,800         7,870,600

                                                               --------------    --------------
 Net loss                                                      $     (136,700)   $   (3,660,500)
                                                               ==============    ==============

 Basic and diluted net loss per common share                   $        (0.01)   $        (0.16)
                                                               ==============    ==============

 Weighted average number of common shares outstanding              24,230,400        23,267,700
                                                               ==============    ==============




                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                ------------------------------------
                                                                                                     1998                  1997
                                                                                                --------------        --------------
Change in Cash and Cash Equivalents
 Cash flows provided by (used in) operating activities:
     Net loss                                                                                   $    (136,700)        $  (3,660,500)
     Adjustments to reconcile net loss to net cash provided by / (used in)
       operating activities:
         Depreciation                                                                                 223,800               298,700
         Loss on investments                                                                           37,600                30,400
         Change in accounts receivable                                                                142,600               508,800
         Change in interest receivable                                                                 71,300              (195,800)
         Change in inventories                                                                        (88,800)             (272,500)
         Change in other current assets                                                               (21,700)              (13,900)
         Change in current liabilities                                                                714,800              (309,300)
         Change in other long-term liabilities                                                        102,000               108,600
                                                                                                --------------        --------------
              Total adjustments                                                                     1,181,600               155,000
                                                                                                --------------        --------------
              Net cash provided by (used in) operating activities                                   1,044,900            (3,505,500)

 Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                                22,396,900            40,681,800
         Purchase of investments                                                                  (22,828,600)          (44,730,300)
         Purchase of property, plant and equipment                                                   (225,400)             (267,400)
                                                                                                --------------        --------------
              Net cash provided by (used in) investing activities                                    (657,100)           (4,315,900)

 Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securities                    63,300            21,440,800
         Proceeds from exercise of stock options                                                       98,100               227,800
         Proceeds from line of credit                                                                   1,600                    --
         Repayment of long-term debt                                                                 (188,600)              (79,400)
                                                                                                --------------        --------------
              Net cash provided by (used in) financing activities                                     (25,600)           21,589,200

 Effect of exchange rate changes on cash                                                              (36,700)             (107,600)
                                                                                                --------------        --------------
 Net increase (decrease) in cash and cash equivalents                                                 325,500            13,660,200
 Cash and cash equivalents-beginning of period                                                     26,569,400            13,054,800
                                                                                                --------------        --------------
 Cash and cash equivalents-end of period                                                        $  26,894,900         $  26,715,000
                                                                                                ==============        ==============
 Supplemental cash flow disclosure:
         Interest paid                                                                          $      32,800         $      47,600



                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                       COMMON STOCK                         ADDITIONAL               ACCUM-
                                                        NUMBER OF                            PAID-IN                 ULATED
                                                          SHARES           AMOUNT            CAPITAL                 DEFICIT
                                                      --------------     -----------      --------------         ---------------
 Balance at December 31, 1997                            24,208,100         242,100         169,905,800            (122,526,300)
   Proceeds from exercise of stock options                   61,900             600             242,100                      --
   Treasury stock                                                --              --                  --                      --
   Net loss for the three months ended  March 31, 1998           --              --                  --                (136,700)
   Foreign currency translation adjustment                       --              --                  --                      --
   Unrealized gain/(loss) on investments                         --              --                  --                      --
 Balance at March 31, 1998  (Unaudited)                  24,270,000    $    242,700     $   170,147,900        $   (122,663,000)
                                                       =============      ==========       =============          ==============


                                                                               TOTAL
                                                                              STOCK-
                                                             OTHER           HOLDERS'
                                                            EQUITY            EQUITY
                                                          -----------      -------------
 Balance at December 31, 1997                               (597,800)        47,023,800
   Proceeds from exercise of stock options                        --            242,700
   Treasury stock                                           (144,600)          (144,600)
   Net loss for the three months ended  March 31, 199             --           (136,700)
   Foreign currency translation adjustment                  (138,800)          (138,800)
   Unrealized gain/(loss) on investments                      37,600             37,600
 Balance at March 31, 1998  (Unaudited)                    $(843,600)       $46,884,000
                                                           ==========       ============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BUSINESS -- The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. Through March 31, 1998, the company's revenues have been derived principally from product sales of Hexalen/(R)/, NeuTrexin/(R)/, and Ethyol/(R)/, licensing fees for rights to develop and market certain products principally in the United States, payments for achieving certain clinical development milestones and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate and administrative activities.

     DEVELOPMENT STAGE ENTERPRISE -- As of March 31, 1998 the company is no longer designated for accounting purposes as a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7 "Development Stage Enterprises". During its development stage, the company devoted a substantial portion of its efforts toward raising capital, developing its initial product portfolio, establishing its manufacturing, laboratory and research capabilities and structure and organizing its worldwide commercial presence principally through the establishment of distribution agreements with established pharmaceutical companies. During the quarter ended March 31, 1998, the company completed a planned change in senior management and the transition from a development stage enterprise to an enterprise focusing on commercial operations and marketing.

     UNAUDITED INFORMATION -- The financial information for the three month periods ended March 31, 1998 and 1997 included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     INVENTORIES -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                             March 31,   December 31,
                                1998         1997
                             ----------  ------------
          Raw materials      $  766,100    $  752,000
          Work-in-process     1,475,100     1,376,000
          Finished goods        266,400       306,500
                             ----------    ----------
          Total              $2,507,600    $2,434,500
                             ==========    ==========

     PROPERTY, PLANT AND EQUIPMENT -- Buildings, equipment and furniture and fixtures are depreciated by the straight-line method over their useful lives for financial reporting purposes and under accelerated methods for federal income tax purposes. Leasehold improvements are depreciated by the straight-line method over the shorter of their useful lives or the life of the lease for financial reporting purposes and under an accelerated method for federal income tax purposes.

Property, plant and equipment consist of:

                                               March 31,     December 31,
                                                  1998          1997
                                              -----------    -----------
Land, buildings, and leasehold improvements   $ 1,832,800    $ 1,871,800
Equipment, furniture and fixtures               9,085,400      8,965,700
Accumulated depreciation                       (5,873,600)    (5,687,700)
                                              -----------    -----------
Property, plant and equipment, net            $ 5,044,600    $ 5,149,800
                                              ===========    ===========

     LONG-TERM DEBT -- Long-term debt consist of:

                             March 31,     December 31,
                               1998           1997
                             ----------    ------------
MELF Equipment Loan          $  162,300     $  180,600
Mortgage Loan                   440,000        462,100
Term Loan                       950,000      1,100,000
Capital Lease Obligations       130,300        139,400
                             ----------     ----------
                             $1,682,600     $1,882,100
Less Current Portion            746,100        747,100
                             ----------     ----------
Long-Term Debt               $  936,500     $1,135,000
                             ==========     ==========

     COMPREHENSIVE INCOME -- As of January 1, 1998, the company adopted Financial Accounting Standards Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the company's results of operations or stockholders' equity during the quarter ended March 31, 1998. Statement 130 requires unrealized gains or losses on the company's "available-for-sale" securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The components of comprehensive income for the three month periods ended March 31, 1998 and 1997 consist of:

                                            March 31,    March 31,
                                             1998          1997
                                           ---------    ----------
Net loss                                   $(136,700)  $(3,660,500)
Foreign currency translation adjustment     (138,800)     (341,500)
Unrealized gain (loss) on investments         37,600       (21,700)
Comprehensive loss                         $(237,900)  $(4,023,700)
                                           =========   ===========

     COMMITMENTS -- Dr. Philip S. Schein resigned as Chairman of the Board of Directors and Chief Executive Officer of the company in March 1998. Dr. Schein is now serving as a consultant to the company for a two-year term ending in March 2000, under an agreement which provides that he will receive fees at the annual rate of $402,903, he will provide up to 500 hours of consulting services to the company, and certain non-qualified stock options previously granted to Dr. Schein will continue to vest during the consulting term. The company accrued its estimated obligation under this agreement during in the first quarter of 1998.

          Additionally, all information in this quarterly report should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

GENERAL

     This report on Form 10-Q contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in this quarterly report and those discussed in the company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (including, without limitation, in the section of Item 1 entitled "Factors Affecting the Company's Prospects"). As a result the reader is cautioned not to rely on these forward-looking statements.

     The following discussion also should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements on pages 3 to 9.

     Operations for the three months ended March 31, 1998, consisted primarily of activities relating to the promotion of Ethyol/(R)/ in the United States with co-promotion partner ALZA Corporation ("ALZA"), the marketing of Hexalen/(R)/ and NeuTrexin/(R)/ in the United States, continuing clinical trials of Ethyol and NeuTrexin and product development of Ethyol, NeuTrexin and lodenosine (formerly FddA), business development activities in the United States, Europe and Japan and the reorganization of certain executive responsibilities.

     The company received United Stated Food and Drug Administration ("FDA") approval of its New Drug Application ("NDA") for Ethyol in December 1995 for use in ovarian cancer and an accelerated approval for use in non-small cell lung cancer in March 1996, and the company began co-promotion of the product with ALZA in April 1996. The company has also received regulatory approval for Ethyol in several European countries, and received approval to expand the labeled indication in July 1996. The company's marketing partner for European territories is Scherico Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation. Ethyol was approved by Canadian regulatory authorities in late April 1996, where Eli Lilly is the company's marketing partner.

     The company believes that its expenditures for research and development, marketing and administration, capital equipment and facilities will continue to exceed revenues as a result of (i) further clinical trials aimed at label expansion and regulatory approvals for Ethyol and NeuTrexin, (ii) the marketing of Hexalen, NeuTrexin and Ethyol in the United States, (iii) expansion of clinical and preclinical testing of lodenosine and (iv) further product development and enhancement of manufacturing and analytical capabilities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998

     Product sales increased to $4,250,200 for the three months ended March 31, 1998 as compared to $2,638,400 in the prior year period, as sales of all three of the company's marketed products increased from prior year levels. Sales of Ethyol, the company's cytoprotective product, increased due to higher shipments to the company's domestic and international distribution partners. Sales of NeuTrexin and Hexalen increased, due, in part, the company believes, to the reallocation of resources among all of the company's products, in contrast to the emphasis that had been placed on Ethyol during its launch in the United States with co-promotion partner ALZA in 1996 and early 1997.

     Net investment income increased to $756,600 in the first quarter of 1998 as compared to $503,800 in the corresponding 1997 period due to higher interest income provided from the larger average portfolio balance resulting from funds raised in a $21.5 million stock purchase and amended marketing agreement with ALZA Corporation, completed in March 1997.

     Licensing, royalty and other income increased to $5,332,300 for the three month period ended March 31, 1998 from $1,067,900 in the prior year period due principally to the receipt of a payment from ALZA Corporation for achieving a clinical development milestone in connection with the Phase III randomized trial of Ethyol's radiation protective properties in patients with head and neck cancer. The amount recorded in the 1997 period includes a milestone payment received from an affiliate of Schering-Plough Corporation for additional regulatory approvals of Ethyol in Europe and a payment relating to the development of a new crystalline dosage form of Ethyol.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the three month period ended March 31, 1998, remained constant at 31%.

     Selling, general and administrative costs for the first quarter of 1998 increased to $4,274,100 from $3,354,800 in the corresponding 1997 period. The $919,300 increase is principally due to higher marketing expenditures of $497,000, higher professional fees of $315,800 and higher personnel related costs of $86,800.

     Research and development costs for the three months ended March 31, 1998 increased to $4,833,100 from $3,641,300 in the first quarter of 1997. The increase is principally due to costs of approximately $1 million related to a consulting arrangement entered into upon the resignation of the company's former chairman and chief executive officer and other reorganization activities and product development expenses related to the development of lodenosine.

     Interest expense decreased to $42,500 for the first quarter of 1998 from $46,600 in the prior year first quarter due to a lower long-term debt balance and favorable U.S. Dollar exchange rate movement lowering the cost of foreign denominated debt held by the company's wholly-owned Dutch manufacturing subsidiary, USB Pharma B.V.

     The net loss for the three months ended March 31, 1998 was $136,700 or $0.01 basic and diluted net loss per common share as compared to $3,660,500 or $0.16 basic and diluted net loss per common share in the 1997 period. The major factor reducing the loss in the 1998 period is the $5 million milestone payment received from ALZA Corporation as noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of March 31, 1998, the company's cash and investments totaled $51,407,900. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first quarter of 1998, net cash provided by operations amounted to $1,044,900 principally reflecting the net effect of the factors discussed above under "Results of Operations" and an increase in current liabilities. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development will have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the healthcare and reimbursement system existing in each market where the company's products are or may become commercially available.


    The company believes its current cash and investments and anticipated revenues generated from product sales and other sources, will be sufficient to cover the company's anticipated level of cash requirements for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditure and other factors as discussed herein and in the company's annual report on Form 10-K. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

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

     The company's net capital expenditures were $225,400 for the quarter ended March 31, 1998 and total $11,993,400 since inception. In April 1993, the company purchased a sterile products production facility in The Netherlands. Validation work and pilot production on this new facility were completed in 1995. The facility received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community, and the facility was approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995 and to manufacture Ethyol for the U.S. market in December 1996. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements and those of regulatory authorities in other countries, including Good Manufacturing Practices, and are subject to inspection by governmental agencies to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $680,000 relating to the company's facility in The Netherlands was obtained in May 1994. The purchase price for this facility was $2,250,000 and approximately $3,942,000 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $510,000, are planned during the remainder of 1998.

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

     In 1995, Scherico, the company's European distributor for Ethyol, launched Ethyol in several European markets and currently markets the product in all major European countries under an exclusive marketing and distribution agreement. Under this agreement, Scherico purchases Ethyol from the company at a price based on a percentage of in-market net sales and it's exclusive rights continue through 2003.

     In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for the first five years and will be responsible for sales and marketing. The company's U.S. sales force will co-promote the product with ALZA during this period. After the initial five-year period, ALZA has an option to extend its exclusive rights for one year. At the end of ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years based on in-market net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million and an additional milestone payment of $10 million in the second quarter of 1997. The final milestone payment of $5 million was paid in the first quarter of 1998 as noted above.

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

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although distribution fees and milestone payments from ALZA did bring the company close to a break-even position for calendar 1995 and in the first quarter of 1998 as described above under "Results of Operations". In addition, the company reported net earnings in two recent periods: the third quarter of 1996 as a result of non-recurring items relating to a September 1996 amendment to its European distribution agreement for Ethyol with Scherico and, the second quarter and first half of 1997, due to the recording of a $10 million milestone payment made by ALZA. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. There can be no assurance that the company will achieve significant
revenues or profitable operations.   For the period from May 7, 1987 (inception)
through March 31, 1998, the company had an accumulated deficit of $122,663,000.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On February 28, 1996, Ichthyol, Gesellschaft Cordes, Hermanni & Co. filed a complaint against the company for refrain, information and damages with the Regional Court of Hamburg against the company on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On April 28, 1996 the company filed a reply to plaintiff's complaint stating the company's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor the plaintiff's firm right in the slogan "Ichthyol". The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg at which time the plaintiff was given leave of appeal against the judgement rendered in favor of the company. The plaintiff has filed an appeal, however, the date of the hearing has not been determined. It is not possible to evaluate how the case will be decided on appeal.

Item 2.  Changes in Securities.

          Not applicable

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On April 30, 1998 the company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of the seven members of the company's Board of Directors. The votes "FOR" and "WITHHELD" for each candidate for election were as follows:

                        Number of Votes  Number of Votes
Name of Candidate             FOR           WITHHELD
--------------------------------------------------------

Robert L. Capizzi            20,722,803          298,845
Paul Calabresi               20,791,799          229,849
C. Boyd Clarke               20,792,630          229,018
Robert I. Kriebel            20,794,290          227,358
Douglas J. MacMaster         20,787,902          233,746
Allen Misher                 20,793,648          228,000
Betsey Wright                20,776,939          244,709

Item 5.  Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits

             10.40.2 Letter Agreement dated April 30, 1998 between the company and Robert L. Capizzi, M.D.

             27        Financial Data Schedule

          b. There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                         U.S. BIOSCIENCE, INC.


Date:  May  8, 1998                      By:  /s/ Robert I. Kriebel
                                              -----------------------------
                                              Robert I. Kriebel
                                              Executive Vice President and
                                              Chief Financial Officer

                             U.S. BIOSCIENCE, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------
Exhibit No.                                                                 Page
-----------                                                                 ----

  10.40.2 Letter Agreement dated April 30, 1998 between the company and Robert L. Capizzi, M.D.

  27          Financial Data