Form 10-Q
period 1998-06-30
U S BIOSCIENCE INC
filed 1998-07-31
CIK 847562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number              1-10392
                      ----------------------------------------------------------

                             U.S. BIOSCIENCE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

      Delaware                                                   23-2460100
---------------------------                                 --------------------
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


As of July 28, 1998, there were 24,334,200 shares of common stock outstanding.


                                              Page 1 of 17 sequentially
                                              numbered pages

                             U.S. BIOSCIENCE, INC.

                                     INDEX

                                                                         Page
                                                                         ----
Part I - Financial Information


  Item 1. Financial Statements

     Consolidated Balance Sheets

     Consolidated Statements of Operations                                  3

     Consolidated Statements of Cash Flows                                  4

     Consolidated Statements of Changes in Stockholders' Equity             5

     Notes to Consolidated Financial Statements                             6

  Item 2. Management's Discussion and Analysis of Financial Condition and   7
      Results of Operations

                                                                           10
Part II - Other Information


      Item 6.  Exhibits and Reports on Form 8-K                            15

                             U.S. BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30, 1998       DECEMBER 31, 1997
                                                                                         --------------       ------------------
                                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                          $    22,773,200       $    26,569,400
    Investments                                                                             25,030,100            24,081,400
    Accounts receivable, net                                                                 2,786,200             2,577,400
    Interest receivable                                                                        207,100               269,700
    Inventories                                                                              2,507,500             2,434,500
    Other                                                                                    1,139,000             1,298,400
                                                                                       ----------------      ----------------
              Total current assets                                                          54,443,100            57,230,800

    Property, plant and equipment at cost, less accumulated depreciation                     5,014,300             5,149,800
                                                                                       ----------------      ----------------
              Total assets                                                             $    59,457,400       $    62,380,600
                                                                                       ================      ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued compensation and related payroll taxes payable                             $     1,421,800       $     1,926,200
    Accrued clinical grants payable                                                          3,328,900             2,790,500
    Accrued product manufacturing costs payable                                                476,900               798,700
    Accrued  marketing costs payable                                                           761,800               437,400
    Accrued professional fees payable                                                        1,564,600               977,200
    Line of credit                                                                             741,200               745,300
    Current maturities of long-term debt                                                       745,300               747,100
    Accounts payable and other accrued liabilities                                           3,685,800             3,967,500
                                                                                       ----------------      ----------------
              Total current liabilities                                                     12,726,300            12,389,900

Long-term liabilities:
    Long-term debt, net of current maturities                                                  760,200             1,135,000
    Other long-term liabilities                                                              1,882,900             1,831,900
                                                                                       ----------------      ----------------
              Total long-term liabilities                                                    2,643,100             2,966,900
                                                                                       ----------------      ----------------
              Total liabilities                                                             15,369,400            15,356,800

Stockholders' equity:
    Preferred stock, $.005 par value-5,000,000 shares authorized;
        none issued                                                                                ---                   ---
    Common stock, $.01 par value-50,000,000 shares authorized; 24,334,700 shares issued at  June 30, 1998, and 24,208,100 shares
        issued and outstanding at December 31, 1997                                            243,300               242,100
Additional paid-in capital                                                                 170,473,100           169,905,800
Accumulated deficit                                                                       (125,798,800)         (122,526,300)
Accumulated other comprehensive (loss)                                                        (685,000)             (597,800)
                                                                                       ----------------      ----------------
                                                                                            44,232,600            47,023,800
Less cost of treasury stock - 13,600 shares                                                   (144,600)                  ---
                                                                                       ----------------      ----------------
              Total stockholders' equity                                                    44,088,000            47,023,800
                                                                                       ================      ================
              Total liabilities and stockholders' equity                               $    59,457,400       $    62,380,600
                                                                                       ================      ================

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        ------------------                ----------------
                                                                             JUNE 30,                          JUNE 30,
                                                                             -------                           -------
                                                                       1998              1997            1998            1997
                                                                       ----              ----            ----            ----
    Revenues:
          Net sales                                            $    4,171,900     $    3,506,100   $   8,422,100   $   6,144,500
          Net investment income                                       690,100            737,300       1,446,700       1,241,100
          Licensing, royalty and other income                         251,800         10,276,700       5,584,100      11,344,600
                                                                --------------    ---------------  --------------  --------------
                                                                    5,113,800         14,520,100      15,452,900      18,730,200
    Expenses:
          Cost of sales                                             1,255,600          1,073,900       2,581,700       1,901,800
          Selling, general and administrative costs                 2,755,700          4,472,700       7,029,800       7,827,500
          Research and development costs                            4,198,900          4,709,800       9,032,000       8,351,100
          Interest expense                                             39,400             44,000          81,900          90,600
                                                                --------------    ---------------  --------------  --------------
                                                                    8,249,600         10,300,400      18,725,400      18,171,000

                                                                --------------    ---------------  --------------  --------------
    Net (loss) income                                          $   (3,135,800)    $    4,219,700   $  (3,272,500)  $     559,200
                                                                ==============    ===============  ==============  ==============

    Net (loss) income per common share
          Basic                                                $        (0.13)    $         0.18   $       (0.13)  $        0.02
          Diluted                                              $        (0.13)    $         0.17   $       (0.13)  $        0.02

    Weighted average number of common shares outstanding
          Basic                                                    24,303,700         24,108,300      24,267,300      23,557,100
          Diluted                                                  24,303,700         25,215,400      24,267,300      24,664,300

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                           ------------------------
                                                                                            1998                1997
                                                                                      ----------------   ------------------
CHANGE  IN CASH  AND CASH  EQUIVALENTS
Cash  flows  provided  by (used  in) operating activities:
  Net (loss) income                                                                   $  (3,272,500)     $     559,200
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation                                                                       431,500            595,700
         Loss on investments                                                                  8,400             34,600
         Change in accounts receivable                                                     (208,700)          (264,500)
         Change in interest receivable                                                       62,600            (91,400)
         Change in inventories                                                              (60,800)               600
         Change in other current assets                                                     157,100        (13,334,000)
         Change in current liabilities                                                      260,600          4,243,900
         Change in other long-term liabilities                                               51,000            217,200
                                                                                      --------------     --------------
           Total adjustments                                                                701,700         (8,597,900)
                                                                                      --------------     --------------
           Net cash provided by (used in) operating activities                           (2,570,800)        (8,038,700)

Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                      25,368,100         60,494,900
         Purchase of investments                                                        (26,316,900)       (67,905,600)
         Purchase of property, plant and equipment                                         (314,900)          (537,200)
                                                                                      --------------     --------------
           Net cash provided by (used in) investing activities                           (1,263,700)        (7,947,900)

Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securities          77,600         21,440,800
         Proceeds from exercise of stock options                                            409,800            321,400
         Proceeds from line of credit                                                         1,600             23,800
         Repayment of long-term debt                                                       (375,500)          (286,300)
                                                                                      --------------     --------------
           Net cash provided by (used in) financing activities                              113,500         21,499,700

Effect of exchange rate changes on cash                                                     (75,200)          (144,100)
                                                                                      --------------     --------------
Net increase (decrease) in cash and cash equivalents                                     (3,796,200)         5,369,000
Cash and cash equivalents-beginning of period                                            26,569,400         13,054,800
                                                                                      --------------     --------------
Cash and cash equivalents-end of period                                               $  22,773,200      $  18,423,800
                                                                                      ==============     =============
Supplemental cash flow disclosure:
               Interest paid                                                          $      66,500      $      84,600

                                                         See accompanying notes.

                           U.S. BIOSCIENCE, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       COMMON STOCK              ADDITIONAL
                                                                       ------------
                                                                NUMBER OF                         PAID-IN         ACCUMULATED
                                                                 SHARES           AMOUNT          CAPITAL           DEFICIT
                                                              ------------      ----------     -------------    ----------------
Balance at December 31, 1997                                    24,208,100     $   242,100     $ 169,905,800    $   (122,526,300)

      Proceeds from exercise of stock options                      126,600           1,200           567,300                 ---
      Treasury stock                                                   ---             ---               ---                 ---
      Net loss for the six months ended  June 30, 1998                 ---             ---               ---          (3,272,500)
      Foreign currency translation adjustment                          ---             ---               ---                 ---
      Unrealized gain (loss) on investments                            ---             ---               ---                 ---

                                                              ------------     ----------       -------------     --------------
Balance at June 30, 1998  (Unaudited)                           24,334,700     $  243,300      $  170,473,100   $   (125,798,800)
                                                              ============     ==========       =============     ==============

                                                                                 ACCUMULATED
                                                                                   OTHER                TOTAL
                                                               TREASURY         COMPREHENSIVE        STOCKHOLDER'S
                                                                STOCK              (LOSS)               EQUITY
                                                           -------------        -------------       --------------
Balance at December 31, 1997                               $        ---         $    (597,600)      $   47,023,800

      Proceeds from exercise of stock options                       ---                   ---              568,500
      Treasury stock                                           (144,600)                  ---             (144,600)
      Net loss for the six months ended  June 30, 1998              ---                   ---           (3,272,500)
      Foreign currency translation adjustment                       ---               (95,600)             (95,600)
      Unrealized gain (loss) on investments                         ---                 8,400                8,400

                                                            -----------          ------------        -------------
Balance at June 30, 1998  (Unaudited)                      $   (144,600)        $    (685,000)      $   44,06?,000
                                                            ===========          ============        =============

                                                         See Accompanying Notes.

                             U.S. BIOSCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BUSINESS -- The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. Through June 30, 1998, the company's revenues have been derived principally from product sales of Hexalen/(R)/, NeuTrexin/(R)/, and Ethyol/(R)/, licensing fees for rights to develop and market certain products principally in the United States, payments for achieving certain clinical development milestones and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate and administrative activities.

    UNAUDITED INFORMATION -- The financial information for the three and six month periods ended June 30, 1998 and 1997, included herein are unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V., and USB Pharma Limited. All significant intercompany accounts and transactions are eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     INVENTORIES -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                                     June 30,      December 31,
                                                       1998           1997
                                                  -------------  ---------------
Raw Materials                                        $  880,400    $  752,000

Work-in-process                                       1,423,000     1,376,000

Finished goods                                          204,100       306,500
                                                  -------------  ---------------
Total                                                $2,507,500    $2,434,500
                                                  =============  ===============


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

Property, plant and equipment consist of:

                                                June 30,     December 31,
                                                  1998           1997
                                              -----------   --------------
Land, buildings, and leasehold improvements   $ 1,864,900    $ 1,871,800
Equipment, furniture and fixtures               9,266,300      8,965,700
Accumulated depreciation                       (6,116,900)    (5,687,700)
                                              -----------   --------------
Property, plant and equipment, net            $ 5,014,300    $ 5,149,800
                                              ===========   ==============


     LONG-TERM DEBT -- Long-term debt consist of:

                                                June 30,    December 31,
                                                  1998         1997
                                              ------------  ------------
MELF Equipment Loan                             $  143,900    $  180,600
Mortgage Loan                                      439,700       462,100
Term Loan                                          800,000     1,100,000
Capital Lease Obligations                          121,900       139,400
                                              ------------  ------------
                                                $1,505,500    $1,882,100
Less Current Portion                               745,300       747,100
                                              ------------  ------------
Long-Term Debt                                  $  760,200    $1,135,000
                                              ============  ============


     COMPREHENSIVE INCOME -- As of January 1, 1998, the company adopted Financial Accounting Standards Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the company's results of operations or stockholders' equity during the quarter or semi-annual periods ended June 30, 1998. Statement 130 requires unrealized gains or losses on the company's "available-for-sale" securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The components of comprehensive income (loss) for the three and six month periods ended June 30, 1998 and 1997, consist of:

                                 Three Months ended June 30,         Six Months ended June 30,
                               -------------------------------------------------------------------
                                   1998             1997               1998             1997
                               --------------   --------------    --------------   ---------------
Net income (loss)              $ (3,135,800)    $ 4,219,700       $(3,272,500)     $    559,200
Foreign currency translation         43,200        (169,800)          (95,600)         (511,300)
   adjustment
Unrealized gain (loss) on           (29,200)         56,300             8,400            34,600
   investments
                               --------------   --------------    --------------   ---------------
Comprehensive income (loss)    $ (3,121,800)    $ 4,106,200       $(3,359,700)     $     82,500
                               ==============   ==============    ==============   ===============

     Additionally, all information in this quarterly report should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

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

     Operations for the six months ended June 30, 1998, consisted primarily of activities relating to the promotion of Ethyol/(R)/ in the United States with co-promotion partner ALZA Corporation ("ALZA"), the marketing of Hexalen/(R)/ and NeuTrexin/(R)/ in the United States, continuing clinical trials of Ethyol and NeuTrexin and product development of Ethyol, NeuTrexin and lodenosine, business development activities in the United States, Europe and Japan, and the reorganization of certain executive responsibilities. During the second quarter of 1998, the company terminated its development of AZQ (diaziquone) and the preclinical development of Mitomycin-C analogues and third generation platinum anticancer agents in order to focus its resources on the development of its current and nearer term commercial products.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998

     Product sales increased to $4,171,900 for the three months ended June 30, 1998 as compared to $3,506,100 in the prior year period. Sales of Ethyol, the company's cytoprotective product, increased due to higher shipments to ALZA, the company's co-promotion partner in the United States, and increased revenue received from Schering-Plough, the company's European distribution partner, resulting from higher European trade sales. Sales of NeuTrexin, the company's novel anti-folate, increased and sales of Hexalen, the company's ovarian cancer therapy, declined compared to the prior year quarter. The company believes that the increase in NeuTrexin sales may be attributed to the use of the product by oncologists for the treatment of colorectal cancer, a use currently under investigation by the company.

     Net investment income decreased to $690,100 in the second quarter of 1998 as compared to $737,300 in the corresponding 1997 period due to a smaller average portfolio balance in the 1998 period.

     Licensing, royalty and other income decreased to $251,800 for the three month period ended June 30, 1998 from $10,276,700 in the prior year period due principally to a $10 million milestone payment from ALZA for achieving a clinical development milestone in connection with the company's Phase III randomized trial investigating Ethyol's protective properties in non-small cell lung cancer patients being treated with Taxol and carboplatin.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the three month period ended June 30, 1998, remained constant at approximately 30%.

     Selling, general and administrative costs for the second quarter of 1998 decreased to $2,755,700 from $4,472,700 in the corresponding 1997 period. The $1,717,000 decrease is principally due to a $700,000 provision made in the second quarter of 1997 for the reorganization of the company's European clinical research organization. Lower marketing expenditures of $459,100 and reduced personnel costs of $266,900 also contributed to the decrease in the current period.

     Research and development costs for the three months ended June 30, 1998 decreased to $4,198,900 from $4,709,800 in the second quarter of 1997. The decrease is principally due to approximately $480,000 in savings realized by the reorganization of the company's European clinical research organization and lower preclinical research expenses of $340,200.

     The net loss for the three months ended June 30, 1998 was $3,135,800 or $0.13 basic and diluted net loss per common share as compared to earnings of $4,219,700 or $0.18 basic and $0.17 diluted earnings per common share in the 1997 period. The major factor contributing to earnings in the 1997 period was the $10 million milestone payment received from ALZA as noted above.

SIX MONTHS ENDED JUNE 30, 1998

     Product sales increased to $8,422,100 for the six months ended June 30, 1998 as compared to $6,144,500 in the first six months of 1997. Sales of Ethyol increased due to higher shipments to and revenues received from the company's domestic and international distribution partners. Sales of NeuTrexin, the company's novel anti-folate, increased and sales of Hexalen, the company's ovarian cancer therapy, declined compared to the prior year period.

     Net investment income increased to $1,446,700 in the first half of 1998 as compared to $1,241,100 in the corresponding 1997 period due to higher interest income provided from the larger average portfolio balance resulting from funds raised in a $21.5 million stock purchase and amended marketing agreement with ALZA, completed in late March 1997.

     Licensing, royalty and other income decreased to $5,584,100 for the six month period ended June 30, 1998 from $11,344,600 in the prior year period due principally to the $10 million payment from ALZA for achieving a clinical development milestone. The amount recorded in the 1997 period also includes a milestone payment received from an affiliate of Schering-Plough Corporation for additional regulatory approvals of Ethyol in Europe and a payment relating to the development of Ethyol. The 1998 amount includes a $5 million payment from ALZA received in February 1998 for achieving a clinical development milestone in connection with the Phase III randomized trial of Ethyol's radiation protective properties in patients with head and neck cancer.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the six month period ended June 30, 1998, remained constant at 31%.

     Selling, general and administrative costs for the first half of 1998 decreased to $7,029,800 from $7,827,500 in the corresponding 1997 period. The $797,700 decrease is principally due to a $700,000 provision made in the second quarter of 1997 for the reorganization of the company's European clinical research organization.

     Research and development costs for the six months ended June 30, 1998 increased to $9,032,000 from $8,351,100 in the first half of 1997. The $680,900 increase is principally due to the accrual of an approximately $1 million charge related to a consulting arrangement, entered into in the first quarter of 1998, upon the resignation of the company's former chairman and chief executive officer and other reorganization activities and increased U.S. clinical research costs of $821,800 principally related to on-going Phase III trials of Ethyol and NeuTrexin. These increases are partly offset by savings of approximately $1.1 million in European clinical research expenses due to the reorganization undertaken in 1997.

     The net loss for the six months ended June 30, 1998 was $3,272,500 or $0.13 basic and diluted net loss per common share as compared to earnings of $559,200 or $0.02 basic and diluted earnings per common share in the 1997 period. The major factor contributing to earnings in the 1997 period was the $10 million milestone payment received from ALZA as noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of June 30, 1998, the company's cash and investments totaled $47,803,300. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first half of 1998, net cash used in operations amounted to $2,570,800 principally reflecting the net effect of the factors discussed above under "Results of Operations," adjusted for non-cash expenses, and an increase in current liabilities. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals for additional uses of these products and for its new products currently in development will have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the healthcare and reimbursement systems in markets where the company's products are, or may become, commercially available.

     The company believes its current cash and investments and anticipated revenues generated from product sales and other sources, will be sufficient to cover the company's level of cash requirements, at current levels, for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditures and other factors discussed herein and in the company's annual report on Form 10-K. The company is hopeful that its revenue from product sales will continue to increase and will, in the near future, generate meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

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

     The company's net capital expenditures were $314,900 for the six months ended June 30, 1998 primarily related to capital improvements made to its sterile products production facility in The Netherlands. Further capital expenditures, estimated at $470,000, are planned for this facility during the remainder of 1998.

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

     In 1995, Scherico, an affiliate of Schering-Plough Corporation and the company's European distributor for Ethyol, launched Ethyol in several European markets and currently markets the product in all major European countries under an exclusive marketing and distribution agreement. Under this agreement, Scherico purchases Ethyol from the company at a price based on a percentage of in-market net sales and its exclusive rights continue through 2003.

     In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for the first five years, with an option to extend for one additional year, and is responsible for sales and marketing. The company's U.S. sales force co-promotes the product with ALZA during its exclusive period. At the end of ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years (nine years if ALZA exercises its option) based on in-market net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million in late 1995 and early 1996 and additional clinical milestone payments of $10 million in the second quarter of 1997 and $5 million in the first quarter of 1998.

     As the company sells Ethyol to its partners, Scherico and ALZA, in quantities, which may or may not correspond to the product's resale to the pharmaceutical trade, the company's sales may fluctuate from period to period dependent upon the timing of its partners' delivery requirements, sales to the pharmaceutical trade and other factors that affect the levels of inventory they stock and maintain.

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained, although distribution fees and clinical milestone payments from ALZA did bring the company close to a break-even position for calendar 1995 and in the first quarter of 1998. In addition, the company reported net earnings in two recent periods: the third quarter of 1996 as a result of non-recurring items relating to a September 1996 amendment to its European distribution agreement for Ethyol with Scherico and, the second quarter and first half of 1997, due to the recording of a $10 million clinical milestone payment made by ALZA. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. There can be no assurance that the company will achieve significant revenues or profitable operations.

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

Item 3.   Defaults Upon Senior Securities.
                Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
                Not applicable.

Item 5.   Other Information.
                Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
                a.  Exhibits

                    10.2.3.1 Amendment No.3, dated May 12, 1998, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates

                    27          Financial Data Schedule

                b. There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                             U.S. BIOSCIENCE, INC.


Date: July 31, 1998                      By: /s/ Robert I. Kriebel
                                             ------------------------
                                             Robert I. Kriebel
                                             Executive Vice President and
                                             Chief Financial Officer

                             U.S. BIOSCIENCE, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------

       Exhibit No.                                                       Page
       -----------                                                       ----
          10.2.3.1    Amendment No.3, dated May 12, 1998, to Office
                      Lease Agreement between U.S. Bioscience, Inc.
                      and Tower Bridge Associates

          27          Financial Data