Form 10-Q
period 1998-09-30
U S BIOSCIENCE INC
filed 1998-11-10
CIK 847562

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     EXCHANGE ACT OF 1934 OF THE SECURITIES

For the quarterly period ended September 30, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     EXCHANGE ACT OF 1934 OF THE SECURITIES

For the transition period from              to

Commission file number       1-10392
                      ---------------------------------------------------

                             U.S. BIOSCIENCE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

                Delaware                             23-2460100
    -------------------------------             -------------------
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
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----

As of November 6, 1998, there were 24,363,200 shares of common stock outstanding.


                                              Page 1 of 18 sequentially
                                              numbered pages

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

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations
                                                                           10


Part II - Other Information

      Item 1.  Legal Proceedings                                           16

      Item 6.  Exhibits and Reports on Form 8-K                            16

                             U.S. BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30, 1998          DECEMBER 31, 1997
                                                                                     ------------------          -----------------
                                                                                        (UNAUDITED)
                                    ASSETS
 Current assets:
   Cash and cash equivalents                                                         $   21,185,700              $    26,569,400
   Investments                                                                           24,460,800                   24,081,400
   Accounts receivable, net                                                               3,103,600                    2,577,400
   Interest receivable                                                                      179,400                      269,700
   Inventories                                                                            2,299,200                    2,434,500
   Other                                                                                    972,000                    1,298,400
                                                                                     ---------------              ---------------
             Total current assets                                                        52,200,700                   57,230,800

   Property, plant and equipment at cost, less accumulated depreciation                   5,316,500                    5,149,800
                                                                                     ---------------              ---------------
             Total assets                                                            $   57,517,200               $   62,380,600
                                                                                     ===============              ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accrued compensation and related payroll taxes payable                            $    1,836,700               $    1,926,200
   Accrued clinical grants payable                                                        3,732,500                    2,790,500
   Accrued product manufacturing costs payable                                              446,800                      798,700
   Accrued  marketing costs payable                                                         959,300                      437,400
   Accrued professional fees payable                                                      1,136,400                      977,200
   Line of credit                                                                           803,200                      745,300
   Current maturities of long-term debt                                                     750,100                      747,100
   Accounts payable and other accrued liabilities                                         3,398,500                    3,967,500
                                                                                     ---------------              ---------------
             Total current liabilities                                                   13,063,500                   12,389,900

 Long-term liabilities:
   Long-term debt, net of current maturities                                                608,400                    1,135,000
   Other long-term liabilities                                                            1,916,500                    1,831,900
                                                                                     ---------------              ---------------
             Total long-term liabilities                                                  2,524,900                    2,966,900
                                                                                     ---------------              ---------------
             Total liabilities                                                           15,588,400                   15,356,800

 Stockholders' equity:
   Preferred stock, $.005 par value-5,000,000 shares authorized;
       none issued                                                                           ---                          ---
   Common stock, $.01 par value-50,000,000 shares authorized; 24,337,100 shares issued at  September 30, 1998, and 24,208,100 shares
       issued and outstanding at December 31, 1997                                          243,400                      242,100
 Additional paid-in capital                                                             170,518,100                  169,905,800
 Accumulated deficit                                                                   (128,254,800)                (122,526,300)
 Accumulated other comprehensive loss                                                      (433,300)                    (597,800)
                                                                                     ---------------              ---------------
                                                                                         42,073,400                   47,023,800
 Less cost of treasury stock - 13,600 shares                                               (144,600)                      ---
                                                                                     ---------------              ---------------
             Total stockholders' equity                                                  41,928,800                   47,023,800
                                                                                     ---------------              ---------------
             Total liabilities and stockholders' equity                              $   57,517,200               $   62,380,600
                                                                                     ===============              ===============

                                                                                                             See accompanying notes.



                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           ------------------                        -----------------
                                                             SEPTEMBER 30,                              SEPTEMBER 30,
                                                             -------------                              -------------

                                                          1998               1997                   1998               1997
                                                          ----               ----                   ----               ----
 Revenues:
    Net sales                                      $    5,890,800    $    3,476,700         $    14,312,900    $     9,621,200
    Net investment income                                 669,500           808,500               2,116,200          2,049,600
    Licensing, royalty and other income                   213,400           226,700               5,797,500         11,571,300
                                                     -------------     -------------          --------------     --------------
                                                        6,773,700         4,511,900              22,226,600         23,242,100

 Expenses:
    Cost of sales                                       1,649,900         1,207,300               4,231,600          3,109,100
    Selling, general and administrative costs           3,106,600         3,328,900              10,136,400         11,156,400
    Research and development costs                      4,435,200         3,741,000              13,467,200         12,092,100
    Interest expense                                       38,000            40,700                 119,900            131,300
                                                     -------------     -------------          --------------     --------------
                                                        9,229,700         8,317,900              27,955,100         26,488,900
                                                     -------------     -------------          --------------     --------------
 Net loss                                          $   (2,456,000)   $   (3,806,000)        $    (5,728,500)   $    (3,246,800)
                                                     =============     =============          ==============     ==============

 Net loss per common share
    Basic and Diluted                              $        (0.10)   $        (0.16)        $         (0.24)   $         (0.14)


 Weighted average number of common shares outstanding
    Basic and Diluted                                  24,335,200        24,157,800              24,290,200         23,759,600

                                                                                                             See accompanying notes.


                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,

                                                                                                  1998                  1997
                                                                                              --------------        --------------
 Change in Cash and Cash Equivalents
 Cash flows provided by (used in) operating activities:
     Net (loss) income                                                                      $    (5,728,500)      $    (3,246,800)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation                                                                               655,600               878,500
         (Gain) / loss on investments                                                               (16,200)               24,600
         Change in accounts receivable                                                             (526,200)           (1,359,600)
         Change in interest receivable                                                               90,400              (193,300)
         Change in inventories                                                                      246,400              (140,900)
         Change in other current assets                                                             337,700               503,600
         Change in current liabilities                                                              450,400               405,600
         Change in other long-term liabilities                                                       84,600               308,200
                                                                                              --------------        --------------
              Total adjustments                                                                   1,322,700               426,700
                                                                                              --------------        --------------
              Net cash provided by (used in) operating activities                                (4,405,800)           (2,820,100)

 Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                              29,387,600            73,807,500
         Purchase of investments                                                                (29,767,000)          (82,675,700)
         Purchase of property, plant and equipment                                                 (498,200)             (823,200)
                                                                                              --------------        --------------
              Net cash provided by (used in) investing activities                                  (877,600)           (9,691,400)

 Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securities                   5,000            21,441,100
         Proceeds from exercise of stock options                                                    527,300               704,900
         Proceeds from line of credit                                                                 1,600                  --
         Repayment of long-term debt                                                               (560,100)             (434,300)
                                                                                              --------------        --------------
              Net cash provided by (used in) financing activities                                   (26,200)           21,711,700

 Effect of exchange rate changes on cash                                                            (74,100)             (152,900)
                                                                                              --------------        --------------
 Net increase (decrease) in cash and cash equivalents                                            (5,383,700)            9,047,300
 Cash and cash equivalents-beginning of period                                                   26,569,400            13,054,800
                                                                                              --------------        --------------
 Cash and cash equivalents-end of period                                                    $    21,185,700       $    22,102,100
                                                                                              ==============        ==============
 Supplemental cash flow disclosure:
         Interest paid                                                                      $        84,100       $       122,500
                                                                                              ==============        ==============

                                                                                                             See accompanying notes.


                             U.S. BIOSCIENCE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                            COMMON STOCK                       ADDITIONAL
                                                             NUMBER OF                          PAID-IN          ACCUMULATED
                                                              SHARES             AMOUNT         CAPITAL             DEFICIT
                                                           --------------     ------------   --------------   ----------------
 Balance at December 31, 1997                                 24,208,100      $   242,100    $ 169,905,800    $  (122,526,300)

   Proceeds from exercise of stock options                       129,000            1,300          612,300              ---
   Treasury stock                                                  ---              ---              ---                ---
   Net loss for the nine months ended  September 30, 1998          ---              ---              ---           (5,728,500)
   Foreign currency translation adjustment                         ---              ---              ---                ---
   Unrealized gain (loss) on investments                           ---              ---              ---                ---
                                                            -------------     -----------    -------------    ---------------
 Balance at September 30, 1998  (Unaudited)                   24,337,100      $   243,400    $ 170,518,100    $  (128,254,800)
                                                            =============     ===========    =============    ===============

                                                                                      ACCUMULATED
                                                                                        OTHER                      TOTAL
                                                                TREASURY             COMPREHENSIVE              STOCKHOLDERS'
                                                                  STOCK                  (LOSS)                    EQUITY
                                                           --------------    ----------------------------   ----------------
 Balance at December 31, 1997                                       ---      $                   (597,800)     $  47,023,800

   Proceeds from exercise of stock options                          ---                              ---             613,600
   Treasury stock                                                (144,600)                           ---            (144,600)
   Net loss for the nine months ended  September 30, 1998           ---                              ---          (5,728,500)
   Foreign currency translation adjustment                          ---                           180,700            180,700
   Unrealized gain (loss) on investments                            ---                           (16,200)           (16,200)
                                                           --------------    ----------------------------   ----------------
 Balance at September 30, 1998  (Unaudited)                      (144,600)   $                   (433,300)      $ 41,928,800
                                                           ==============    ============================   ================

                            See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BUSINESS -- The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. Through September 30, 1998, the company's revenues have been derived principally from product sales of Hexalen/(R)/, NeuTrexin/(R)/, and Ethyol/(R)/, licensing fees for rights to develop and market certain products principally in the United States, payments for achieving certain clinical development milestones and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate and administrative activities.

     UNAUDITED INFORMATION -- The financial information for the three and nine month periods ended September 30, 1998 and 1997, included herein are unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

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

     INVENTORIES -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                           September 30,    December 31,
                                               1998             1997
                                         ---------------  ---------------
Raw Materials                                 $  673,700       $  752,000
Work-in-process                                1,298,000        1,376,000
Finished goods                                   327,500          306,500
Total                                         $2,299,200       $2,434,500
                                         ===============  ===============


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

Property, plant and equipment consist of:

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
Land, buildings, and leasehold improvements     $ 1,986,200    $ 1,871,800
Equipment, furniture and fixtures                 9,828,700      8,965,700
Accumulated depreciation                         (6,498,400)    (5,687,700)
                                              -------------   ------------
Property, plant and equipment, net              $ 5,316,500    $ 5,149,800
                                              =============   ============


     LONG-TERM DEBT -- Long-term debt consist of:

                                              September 30, December 31,
                                                  1998         1997
                                              ------------  ------------
MELF Equipment Loan                             $  125,500    $  180,600
Mortgage Loan                                      465,700       462,100
Term Loan                                          650,000     1,100,000
Capital Lease Obligations                          117,300       139,400
                                              ------------  ------------
                                                $1,358,500    $1,882,100
Less Current Portion                               750,100       747,100
                                              ------------  ------------
Long-Term Debt                                  $  608,400    $1,135,000
                                              ============  ============


     COMPREHENSIVE LOSS -- As of January 1, 1998, the company adopted Financial Accounting Standards Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income / loss and its components; however, the adoption of this statement had no impact on the company's results of operations or stockholders' equity during the quarter or nine month period ended September 30, 1998. Statement 130 requires unrealized gains or losses on the company's "available-for-sale" securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income / loss. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The components of comprehensive loss for the three and nine month periods ended September 30, 1998 and 1997, consist of:


                                 Three Months ended September 30,      Nine Months ended September 30,
                               -----------------------------------   ----------------------------------
                                      1998              1997               1998             1997
                               ----------------- -----------------   ---------------- -----------------
Net loss                             $(2,456,000)      $(3,806,000)       $(5,728,500)      $(3,246,800)
Foreign currency translation             276,300           (25,900)           180,700          (537,200)
   adjustment
Unrealized gain (loss) on                (24,600)          (10,000)           (16,200)           24,600
   investments
                               ----------------- -----------------   ---------------- -----------------
Comprehensive loss                   $(2,204,300)      $(3,841,900)       $(5,564,000)      $(3,759,400)
                               ================= =================   ================ =================

     Additionally, all information in this quarterly report should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

GENERAL

     This report on Form 10-Q contains forward-looking statements concerning the business and financial prospects of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in this quarterly report and those discussed in the company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (including, without limitation, in the section of Item 1 entitled "Factors Affecting the Company's Prospects"). As a result, the reader is cautioned not to rely on these forward-looking statements.

     The following discussion also should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements on pages 3 to 9.

     Operations for the nine months ended September 30, 1998, consisted primarily of activities relating to the promotion of Ethyol/(R)/(amifostine) in the United States with co-promotion partner ALZA Corporation ("ALZA"), the promotion and marketing of Hexalen/(R)/(altretamine) and NeuTrexin/(R)/ (trimetrexate glucuronate) in the United States, continuing clinical trials of Ethyol and NeuTrexin and product development of Ethyol, NeuTrexin and lodenosine
(FddA), business development activities in the United States, Europe and Japan, and the reorganization of certain executive responsibilities.

     The company believes that its expenditures for research and development, marketing and administration, capital equipment and facilities will continue to exceed revenues as a result of (i) further clinical trials aimed at label expansion and regulatory approvals for Ethyol and NeuTrexin, (ii) marketing Hexalen, NeuTrexin and Ethyol in the United States, (iii) expansion of clinical and preclinical testing of lodenosine, (iv) further product development, and (v) enhancement of manufacturing and analytical capabilities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998

     Product sales increased to $5,890,800 for the three months ended September 30, 1998 as compared to $3,476,700 in the prior year period. Sales of Ethyol, the company's cytoprotective product, increased due to higher shipments to ALZA, the company's co-promotion partner in the United States, and increased revenue received from Schering-Plough, the company's European distribution partner, resulting from higher European trade sales. Sales of NeuTrexin, the company's anti-folate, increased and sales of Hexalen, the company's ovarian cancer therapy, declined compared to the prior year quarter. The company continues to believe that NeuTrexin sales have been positively affected by the increased utilization of the product by oncologists for the treatment of colorectal cancer, a use currently under investigation by the company.

     Net investment income decreased to $669,500 in the third quarter of 1998 as compared to $808,500 in the corresponding 1997 period due to a smaller average portfolio balance in the 1998 period.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the three month period ended

September 30, 1998, declined to 28% of product sales from 35% in the prior year period, with improved margins on all product lines.

     Selling, general and administrative costs for the third quarter of 1998 decreased to $3,106,600 from $3,328,900 in the corresponding 1997 period. The $222,300 decrease is principally due to a $184,100 decrease in personnel costs related to the reorganization of the company's senior executive structure undertaken in the first quarter of 1998 and a $149,000 decrease in marketing expenditures.

     Research and development costs for the three months ended September 30, 1998 increased to $4,435,200 from $3,741,000 in the third quarter of 1997. The $694,200 increase is principally due to higher clinical research expenditures related to the company's four ongoing Phase III clinical trials for Ethyol and NeuTrexin and start-up expenses related to a Phase II clinical trial of the company's anti-HIV product, lodenosine.

     The net loss for the three months ended September 30, 1998 was $2,456,000 or $0.10 basic and diluted net loss per common share as compared to a loss of $3,806,000 or $0.16 basic and diluted net loss per common share in the 1997 period.

NINE MONTHS ENDED SEPTEMBER 30, 1998

     Product sales increased to $14,312,900 for the nine months ended September 30, 1998 as compared to $9,621,200 in the first nine months of 1997. Sales of Ethyol increased due to higher shipments to and revenues received from the company's domestic and international distribution partners. Sales of NeuTrexin rose, the company believes, due to increased utilization of the product by oncologists for the treatment of colorectal cancer, while sales of Hexalen declined compared to the prior year period.

     Net investment income increased to $2,116,200 in the first nine months of 1998 as compared to $2,049,600 in the corresponding 1997 period due to higher interest income provided from the larger average portfolio balance resulting from funds raised in a $21.5 million stock purchase and amended marketing agreement with ALZA, completed in the first quarter of 1997.

     Licensing, royalty and other income decreased to $5,797,500 for the nine month period ended September 30, 1998 from $11,571,300 in the prior year period due principally to the receipt in 1997 of a $10 million payment from ALZA for achieving a clinical development milestone. The amount recorded in the 1997 period also includes a milestone payment received from an affiliate of Schering-Plough Corporation for additional regulatory approvals of Ethyol in Europe and a payment relating to the development of Ethyol. The 1998 amount includes a $5 million payment from ALZA received in February 1998 for achieving a clinical development milestone in connection with the Phase III randomized trial of Ethyol's radiation protective properties in patients with head and neck cancer.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the nine month period ended September 30, 1998, declined to 30% of product sales from 32% in the prior year period, with improved margins on NeuTrexin and Ethyol.

     Selling, general and administrative costs for the first nine months of 1998 decreased to $10,136,400 from $11,156,400 in the corresponding 1997 period. The $1,020,000 decrease is principally due to a $700,000 provision made in the second quarter of 1997 for the reorganization of the company's European clinical research organization and reduced personnel costs resulting from the reorganization of the company's senior executive structure undertaken in the first quarter of 1998.

     Research and development costs for the nine months ended September 30, 1998 increased to $13,467,200 from $12,092,100 in the first nine months of 1997. The $1,375,100 increase is principally due to the accrual of an approximately $1 million charge related to a research consulting arrangement, entered into in the first quarter of 1998, upon the resignation of the company's former chairman and chief executive officer and other reorganization activities, increased U.S. clinical research costs of $671,200 principally related to ongoing Phase III trials of Ethyol and NeuTrexin and $716,200 in increased clinical and regulatory consulting costs. These increases are partly offset by savings of approximately $1.1 million in European clinical research expenses due to the reorganization undertaken in 1997.

     The net loss for the nine months ended September 30, 1998 was $5,728,500 or $0.24 basic and diluted net loss per common share as compared to a net loss of $3,246,800 or $0.14 basic and diluted net loss per common share in the 1997
period.    The major factor contributing to the reduced loss in the 1997 period was the $10 million milestone payment received from ALZA as noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of September 30, 1998, the company's cash and investments totaled $45,646,500. The company's investment portfolio consists of investment grade corporate debt instruments and securities issued by the U.S. Government or its agencies.

     During the first nine months of 1998, net cash used in operations amounted to $4,405,800 principally reflecting the net effect of the factors discussed above under "Results of Operations," adjusted for non-cash expenses, and an
increase in current liabilities.   Until such time as the company receives
significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, and selling and administrative activities. Failure to achieve significant sales from the company's currently approved products, to obtain additional regulatory approvals for additional uses of these products and efficiently develop new products will have a material adverse effect on the company. The level of future product sales will depend on several factors, including cost, product acceptance, market penetration, competitive products, research results, regulatory approvals, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the healthcare and reimbursement systems in markets where the company's products are, or may become, commercially available.

     The company believes its current cash and investments and anticipated revenues generated from product sales and other sources, will be sufficient to cover the company's level of cash requirements, at current levels, for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, manufacturing and research and development costs, reimbursement policies, the results obtained from clinical studies, the strategy selected for developing and commercializing lodenosine and other products, regulatory and intellectual property requirements, capital expenditures and other factors discussed herein and in the company's annual report on Form 10-K. The company is hopeful that its revenue from product sales will continue to increase and will, in the near future, generate meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. The company is engaged in the initial clinical studies of lodenosine and is pursuing alternative strategies for the further development and commercialization of this product. However, no assurance can be given that the results of clinical studies will be positive, that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses, or that the company will have adequate financial resources to further develop and commercialize its products.

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

     The company's net capital expenditures were $498,200 for the nine months ended September 30, 1998 primarily related to capital improvements made to its sterile products production facility in The Netherlands. Further capital expenditures, estimated at $350,000, are planned for this facility during the remainder of 1998.

     The company's future liquidity and capital requirements are dependent upon several factors, including, but not limited to, its success in generating significant revenues from sales; the performance of its distribution, co-promotion and product development partners; the time and cost required to manufacture and market its products; the time and cost required for clinical development of products to obtain regulatory approvals, including expanded labeling for its products which are already commercially available; obtaining the rights to additional commercially viable compounds; obtaining patents and other intellectual property protection; competitive technological developments; additional government-imposed regulation and control; and changes in healthcare systems which affect reimbursement, pricing or availability of drugs and market acceptance of drugs.

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

     In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for the first five years, with an option to extend for one additional year, and is responsible for sales and marketing. The company's U.S. sales force co-
promotes the product with ALZA during its exclusive period.   At the end of
ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years (nine years if ALZA exercises its option) based on in-market net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million in late 1995 and early 1996 and additional clinical milestone payments of $10 million in the second quarter of 1997 and $5 million in the first quarter of 1998.

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

RISKS ASSOCIATED WITH THE YEAR 2000

     The Year 2000 issue is the result of computer programs and embedded technology (such as micro controllers in telephones or laboratory equipment) that use two digits rather than four to define the applicable year. These computer programs and equipment with this type of embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of normal business activities, including, among others, a temporary inability to process transactions and information, send invoices or engage in similar business activities.

     The company is implementing an audit and remediation plan to address the Year 2000 issue. The first part of this plan is an inventory of the critical software systems and embedded technology at each of the company's facilities, which the company started in the second quarter of 1998 and expects to complete in mid 1999. The second part of the plan is a detailed assessment of the inventory results, which is also ongoing and expected to be completed in mid 1999. The third part of the plan involves correcting or replacing the company's software systems and equipment that cannot accurately identify the year 2000. The last part of the plan is an analysis to determine the extent to which the systems of the company's major vendors, customers and commercial partners will be affected by the Year 2000 issue. The company has started work on all phases of the plan and expects that it will be completed during the latter half of 1999.

     The Year 2000 audit and remediation plan is being conducted by the company using internal resources. As of September 30, 1998, the company has spent less than $50,000 fixing Year 2000 issues, such as modifying software systems and replacing equipment, and these expenditures have been expensed or capitalized by the affected departments within the company in the normal course of business. The company estimates that the costs of completing its Year 2000 remediation plan will be less than $500,000 and expects to fund these costs from currently available resources.

     The company does not anticipate that addressing the Year 2000 issue for its internal software systems and equipment will delay the implementation of the company's other planned information technology projects or have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems could occur. The company is currently unable to predict the extent to which it would be vulnerable to a failure by one or more other companies, such as its vendors, customers and commercial partners, to remediate Year 2000 issues on a timely basis. Any such failures could have a material adverse effect on the company. To date the company has not made any contingency plans to address Year 2000 risks. Contingency plans will be developed if it appears that the company or its key vendors, customers or commercial partners will not be Year 2000 compliant and that such noncompliance can be expected to have a material adverse impact on the company's operations. The Audit Committee of the Board of Directors maintains an ongoing appraisal of the scope, estimated costs and implementation of the company's Year 2000 remediation plan.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On April 29, 1996, U.S. Bioscience filed a reply to plaintiff's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor the plaintiff's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg at which time the plaintiff was given leave to appeal against the judgment rendered in favor of U.S. Bioscience, Inc. The plaintiff has filed an appeal, and a hearing has been scheduled for November 19, 1998. It is not possible to evaluate how the case will be decided on appeal.

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



                                         U.S. BIOSCIENCE, INC.


Date:  November 9, 1998                  By:  /s/ Robert I. Kriebel
                                              -------------------------------
                                              Robert I. Kriebel
                                              Executive Vice President and
                                              Chief Financial Officer

                             U.S. BIOSCIENCE, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------

       Exhibit No.                                                      Page
       -----------                                                      ----

          27        Financial Data