Form 10-K405
period 1998-12-31
U S BIOSCIENCE INC
filed 1999-03-19
CIK 847562

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

|_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
       Title of each class                            which registered
       -------------------                            ----------------

  Common Stock ($.01 par value)                    American Stock Exchange
  Preferred Stock Purchase Rights                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. |x| No.|_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

      As of March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $226,515,960.*

      As of March 1, 1999, the number of outstanding shares of the registrant's Common Stock was 27,101,696.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of the registrant's definitive Proxy Statement with respect to the registrant's 1999 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

* Calculated by excluding all shares held by executive officers, directors and five percent shareholders of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.

================================================================================

            This report on Form 10-K contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in this Form 10-K, including, without limitation in the Section of
Item 1 entitled "Risk Factors." As a result, the reader is cautioned not to rely on these forward-looking statements.

            The following discussion also should be read in conjunction with
Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Financial Statements on pages F-1 to F-20.

                                     PART I

Item 1. Business.

            General

            U.S. Bioscience, Inc., a Delaware corporation (the "company"), is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and acquired immune deficiency syndrome ("AIDS"). The company has, through licensing agreements, rights to several drugs for the treatment of these diseases. Three of these drugs have received approval for marketing in the United States by the United States Food and Drug Administration ("FDA"), namely Hexalen(R) (altretamine), NeuTrexin(R) (trimetrexate glucuronate for injection, and Ethyol(R) (amifostine). One of these drugs, lodenosine (FddA), is in Phase II clinical trials. During 1998 the company decided to focus its resources on the commercialization of these and nearer term commercial products and discontinued its development of AZQ (diaziquone), Mitomycin-C analogues, PALA and third generation platinum anticancer agents.

            The company's drug development strategy has been to acquire exclusive licenses in the United States and certain other markets for therapeutic agents that the company believes have potentially significant commercial and clinical value in the treatment of cancer, AIDS and allied diseases. The company's primary emphasis has been on "late-stage" drugs, which are drugs having an established preclinical or clinical database and for which development by the company consists largely of further preclinical testing, clinical trials and the preparation of applications for regulatory approval. By acquiring rights to drugs that have undergone some degree of development, the company has endeavored to reduce the costs, risks and time involved in bringing products to market.

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

            Anticancer drugs can be toxic to normal cells as well as cancer cells, causing unwanted side effects. For many cancer drugs, therapeutic dosage for cancerous tissue is close to the toxic dose. Thus, drugs that can selectively protect normal cells should be of significant medical benefit. Development of systemic therapeutic products for treating cancer or used in connection with treatment of cancer requires laborious preclinical and clinical testing to satisfy government regulation and medical ethics. As a consequence, the development of successful drugs for these purposes often takes many years. See "Government Regulation."

            During the last two decades, significant advances in molecular biology, immunology and other related fields of biotechnology have led to an improved understanding of how malfunctioning genes lead to the development of certain tumors, and to an appreciation of how the body's own regulatory systems control this process. It is hoped that these advances will lead to better ways to diagnose cancer, to identify those predisposed to develop the disease and to prevent tumors from forming or becoming malignant. The company believes, however, that systemic therapy will continue to make an important contribution to the treatment of cancer.

            The Human Immunodeficiency Virus ("HIV")/AIDS treatment market can be divided into two segments. The antiretroviral segment includes those therapies which specifically target the HIV virus, such as nucleoside analogues like zidovudine (AZT), didanosine (ddI), zalcitabine (ddC) and lamivudine (3TC), and protease inhibitors, such as saquinavir, nelfinavir, ritonavir and indinavir. The second segment of the HIV/AIDS treatment market includes those agents which prevent or treat AIDS-related opportunistic infections, including PCP, tuberculosis and candidiasis. The HIV/AIDS treatment market has been rapidly changing due, in part, to significant advances in the treatment of AIDS and AIDS-related infections.

Principal Products

            The company's products reflect its strategy of building a diverse portfolio of drugs for the treatment of patients with cancer. This portfolio includes cancer-attacking cytotoxics (Hexalen and NeuTrexin), cytoprotectors (Ethyol and WR-151327) and modulators (NeuTrexin). The company's products also reflect its strategy of building a portfolio of drugs for the treatment of AIDS and AIDS-related diseases or infections. The company's drug NeuTrexin is commercially available for treatment of PCP, an infection primarily associated with AIDS, and it is also under investigation as an additional agent for the treatment of patients with advanced colorectal cancer. The company has licensed lodenosine, and its active metabolite FddI, which are reverse transcription inhibitors now being evaluated in clinical trials for use in the treatment of HIV and AIDS. See "Principal Products - Lodenosine (FddA)."

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

                  Marketing. The company has been co-promoting Hexalen in the
            U.S. market with ALZA Corporation under an agreement that will terminate in mid-1999. Since 1996, the company has been directing the U.S. marketing program for Hexalen, and the sales forces of both companies have been promoting Hexalen to health care providers who treat ovarian cancer. In mid-1999, the company will have sole responsibility for the distribution, marketing and promotion of Hexalen in the U.S. market and is planning to expand its field force in anticipation of this change. The marketing program consists of direct mail, symposia and promotion to prescribing physicians. Hexalen is distributed through pharmaceutical wholesalers. The company's revenues from Hexalen sales in 1998 were slightly lower than those in 1997.

                  The company has obtained a registered U.S. trademark for
            Hexalen, the company's brand of altretamine. The company is also pursuing trademark registrations for Hexalen in a number of foreign countries.

                  As of March 1, 1999, Hexalen has been approved for the
            treatment of ovarian cancer in 20 countries outside the United States, including Canada, the United Kingdom, Australia, Israel, Sweden, Norway, China, South Korea, Egypt and Hong Kong. Commercial sales of Hexalen outside the United States are made through distribution or license arrangements. To date, commercial sales of Hexalen outside the United States have not been material.

                  For information regarding the company's major customers and geographic area data, see "Notes to the Consolidated Financial Statements - Note 10."

                  License of Hexalen to the Company. The company's rights to
            Hexalen are derived from an assignment of rights regarding Wyeth Laboratories, Inc.'s ("Wyeth") New Drug Application ("NDA"). In return, the company is required to pay royalties to Wyeth on worldwide sales by the company or its licensees of any product containing altretamine. The company also has a licensing agreement with Rhone-Poulenc Rorer for rights to applications, registrations and approvals relating to their brand of altretamine (Hexastat(R)) in Canada, Germany, Italy, The Netherlands, Israel and the Czech Republic. The licenses expire in 2001 with respect to Canada and 2002 with respect to the other countries. In commercializing Hexalen in these markets, if and when regulatory approvals are obtained, the company will be required to pay royalties to Rhone-Poulenc Rorer on sales of Hexalen by the company or its licensees or distributors in countries covered by the licensing or distribution agreements.

                  Orphan Drug Status. Under the orphan drug provisions of the
            Federal Food, Drug, and Cosmetic Act (the "FFDCA"), Hexalen had received orphan drug marketing exclusivity for its FDA approved indication, which expired in December 1997. See "Orphan Drug Status," "Government Regulation," and "Patents, Trademarks, and Trade Secrets."

                  Distribution and Marketing Agreements. Under the terms of the company's co-promotion agreement with ALZA, the company pays ALZA a commission, which is based upon a percentage of net sales of Hexalen and NeuTrexin in the United States above a base level of sales. At the end of the co-promotion term, in mid-1999, ALZA will be paid residual commissions for a term of three years based on a percentage of net sales during the residual period, subject to a maximum payment of a decreasing percentage of actual commission payments made to ALZA under the agreement during the final contract year of the co-promotion period.

                  The company has entered into distribution or licensing
            agreements for Hexalen with a number of pharmaceutical companies for several territories outside of the United States. The licensees are required to pay the company royalties based on their net sales of the product. Under the terms of the distribution agreements, the company sells Hexalen to its distribution partner at an agreed upon supply price.

                  Manufacturing. The company is dependent on third party
            suppliers for the manufacture of Hexalen. The company uses one approved source of altretamine drug substance and two approved sources for the finished dosage form of Hexalen. See "Government Regulation" and "Risk Factors - Reliance on Collaboration, Marketing, Manufacturing and Selling Arrangements."

            NeuTrexin(R) (trimetrexate glucuronate for injection)

                  General Description. NeuTrexin is a lipid-soluble
            intravenously administrable analogue of methotrexate, a commonly-used anticancer agent. In December 1993, the FDA approved the company's NDA and the Canadian regulatory authority, the Health Protection Branch, granted commercial clearance for NeuTrexin with concurrent leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe Pneumocystis carinii pneumonia ("PCP") in immunocompromised patients, including patients with AIDS, who are intolerant of, or are refractory to, trimethoprim-sulfamethoxazole therapy or for whom trimethoprim-sulfamethoxazole is contraindicated. In September 1994, the European Union's ("EU") Committee for Proprietary Medicinal Products ("CPMP") recommended approval for NeuTrexin with concurrent leucovorin administration (leucovorin protection) as an alternative therapy for the treatment of moderate-to-severe PCP in patients with AIDS who are intolerant of or refractory to standard therapy or for whom standard therapy is contraindicated. NeuTrexin was designated a "high tech" drug under the CPMP's Concertation Procedure which provided for concurrent review of the dossier by the then twelve members of the EU and provides up to 10 years of regulatory exclusivity in the EU markets upon approval. Following the positive CPMP recommendation, the company received local regulatory approvals in 11 of the 12 original EU member countries. As of March 1, 1999, local health regulatory approvals for NeuTrexin have been received in 26 countries outside the United States, including Canada, Denmark, France, Germany, Ireland, Luxembourg, the United Kingdom, Spain, Greece, Sweden, Norway, Portugal, The Netherlands, Italy and Argentina.

                  Marketing. The company has been co-promoting NeuTrexin in the
            U.S. market with ALZA Corporation under an agreement that will terminate in mid-1999. Since 1996, the company has been directing the marketing program for NeuTrexin and the sales forces of both companies have been promoting NeuTrexin to health care providers who treat PCP. In mid-1999, the company will have sole responsibility for the distribution, marketing and promotion of NeuTrexin in the U.S. market and is planning to expand its field force in anticipation of this change. The marketing program consists of direct mail, symposia and promotion to prescribing physicians. NeuTrexin is distributed through pharmaceutical wholesalers. Sales of NeuTrexin increased in 1998 as compared to 1997. The company believes that this increase may be attributed to the use of NeuTrexin by oncologists for the treatment of patients with colorectal cancer, a use currently under investigation by the company. See "NeuTrexin Clinical Trials."

                  The company has obtained a registered U.S. trademark for
            NeuTrexin, the company's brand of trimetrexate glucuronate. The company is also pursuing trademark registrations for NeuTrexin in a number of foreign countries.

                  For information regarding the company's major customers and geographic area data, see "Notes to the Consolidated Financial Statements - Note 10."

                  Clinical Trials. The company is continuing to investigate
            NeuTrexin as an anticancer agent. In response to data from Phase II studies of NeuTrexin in combination with 5-fluorouracil ("5-FU") and leucovorin in patients with metastatic colorectal cancer, the company sponsored two randomized Phase III clinical trials of 5-FU and leucovorin with and without NeuTrexin. Both of these studies are closed to accrual of new patients, and the company expects to begin data analysis during 1999. Research into topical and oral formulations of NeuTrexin also is underway. The development of these dosage forms will facilitate clinical research not only in patients with diseases such as AIDS and cancer but, potentially, in patients with benign diseases (such as psoriasis and rheumatoid arthritis).

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

                  Patents and Orphan Drug Status. As noted above, the company has licensed, on an exclusive basis, Warner-Lambert's NeuTrexin patents. One of those patents, a U.S. composition of matter patent on the form of NeuTrexin approved for commercial sale, was issued March 15, 1983 and, pursuant to recent legislation, will be entitled to a term of 20 years from the date of the first U.S. filed application for that patent, October 31, 1980. Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, an application has been filed and a certificate granted which extends the term of the patent for 1,286 days, a period relating to the time NeuTrexin was under review by the FDA. Therefore, the extended expiration date for this patent is May 9, 2004. The company has rights to the foreign counterparts of this U.S. Patent in many European markets. These foreign counterpart patents were filed in 1981 and are due to expire in 2001. The company is applying for supplementary patent protection in the EU countries where health regulatory approvals for NeuTrexin have been received and where there is a foreign counterpart patent. Such supplementary protection may be granted for a period of up to five additional years. As of March 1, 1999, supplementary protection has been granted in France, Germany, Luxembourg, the United Kingdom and Sweden, each for a five year term.

                  The company also has an exclusive license in the United States for a U.S. Government patent claiming a method of treating PCP infection with trimetrexate. See "Principal Products - NeuTrexin Licenses of NeuTrexin to the Company."

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

                  Distribution and Marketing Agreements. The company's
            co-promotion agreement with ALZA for NeuTrexin and Hexalen will terminate in mid-1999, when the company will have sole responsibility for the distribution, marketing and promotion of both products in the U.S. See "Principal Products - Hexalen - Marketing" and "Principal Products - Hexalen - Distribution and Marketing Agreements."

                  The company has entered into distribution or licensing
            agreements for NeuTrexin with a number of pharmaceutical companies for several territories outside of the United States. The licensees are required to pay the company royalties based on their net sales of the product, and the company sells NeuTrexin to its distribution partners at an agreed upon supply price. For example, the company has licensed its rights for NeuTrexin in over 35 countries in Latin America and Asia (the "Latin America/Asia Territories") to an affiliate of Schering-Plough Corporation ("Schering"), Schering Overseas Ltd. ("Schering Overseas"). The company has also licensed its rights for NeuTrexin to another affiliate of Schering, Scherico, Ltd. ("Scherico"), under two agreements, one covering territories comprising Korea, Taiwan, Peru, Paraguay and six countries in the Middle East (the "Korea/Taiwan/Peru/Paraguay/Middle East Territories) and the other covering territories comprising Australia, Iran, Iraq, New Zealand and over 30 countries in Eastern Europe and Africa (the "Eastern Europe/Africa/ Australia/New Zealand Territories"). Under these agreements, which also grant rights to Ethyol, Scherico is required to pay the company royalties and consulting fees, on a country-by-country basis, for 15 years following the date of first commercial sale of NeuTrexin or Ethyol in that country, subject to a one-year extension in certain circumstances. The license for the East Europe/Africa/Australia/New Zealand Territories provides Scherico with the right to negotiate for additional products the company wishes to introduce into those territories. The license for the Korea/Taiwan/Peru/Paraguay/Middle East Territories provides Scherico with the right to expand the territory to include three additional countries in the Middle East if they become available. See "Ethyol Distribution and Marketing Agreements."

                  Manufacturing. The company relies, in part, on third party manufacturers to supply NeuTrexin. The company has contracted with an approved source of drug substance as well as an approved source of finished product for NeuTrexin. In addition, the company's manufacturing plant located in Nijmegen, The Netherlands has received Dutch regulatory approval to manufacture the finished dosage form of NeuTrexin. The company supplies the EU markets with NeuTrexin manufactured at its Nijmegen manufacturing plant. The company has received FDA approval of its Nijmegen facility as a drug manufacturer for NeuTrexin for commercial sale in the United States. The company supplies the United States market with NeuTrexin manufactured primarily at its Nijmegen manufacturing plant and continues to purchase NeuTrexin for the United States market from its approved third party manufacturer.

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

                  The CPMP originally recommended the company's drug Ethyol for approval at the CPMP meeting held on September 14, 1994. Ethyol was recommended to reduce the neutropenia related risk of infection (e.g. neutropenic fever) due to the combination regimen cyclophosphamide and cisplatin in patients with advanced (FIGO State III or IV) ovarian cancer. On July 26, 1996, the CPMP approved an expanded indication to include protection of patients with advanced solid tumors of non-germ cell origin from cumulative nephrotoxicity of cisplatin and cisplatin-containing regimens, where unit doses of cisplatin range from 60-120 mg/m2, in conjunction with adequate hydration measures. As of March 1, 1999, Ethyol has received approvals from the following EU member countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, The Netherlands, Portugal, Spain, the United Kingdom and Sweden. The company, either directly or through its overseas marketing partners, has been seeking additional regulatory approvals for Ethyol.

                  Ethyol was approved for commercial sale in Canada in April,
            1996 and launched by an affiliate of Eli Lilly and Company in August, 1996. In addition to approvals in the United States, Canada and the EU countries listed above, Ethyol has received approvals from 34 countries throughout the world. See "Ethyol - Distribution and Marketing Agreements."

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

                  In September 1998, the company submitted a registration
            dossier with the regulatory agencies of the EU requesting marketing authorization to expand the use of Ethyol to include protection against acute and late toxicities associated with radiation therapy. In December 1998, the company submitted a supplemental NDA to the FDA covering the use of Ethyol to reduce the incidence and severity of radiation-induced xerostomia (dry mouth), an indication which has been granted orphan drug designation by the FDA.

                  Marketing. Through an agreement with ALZA, Ethyol was launched in the United States in April 1996. Under the terms of this agreement, ALZA has exclusive marketing rights to Ethyol in the United States. ALZA's marketing program consists of direct mail, journal advertising, symposia and promotion to prescribing physicians by ALZA's oncology sales force with co-promotion by the company's sales force. Ethyol is sold by the company to ALZA, and ALZA then sells Ethyol to the distributors and wholesalers that supply Ethyol for prescription sales. These rights expire on April 1, 2001, or on April 1, 2002 if ALZA chooses to exercise a one-time option to extend the agreement. Thereafter, U.S. Bioscience will market Ethyol, subject to a declining reverse royalty. See "Ethyol Distribution and Marketing Agreements."

                  The company has obtained a registered U.S. trademark for
            Ethyol, the company's brand of amifostine. The company is also pursuing trademark registrations for Ethyol in a number of foreign countries.

                  For information regarding the company's major customers and geographic area data, see "Notes to the Consolidated Financial Statements - Note 10."

                  Clinical Trials. The company has an ongoing clinical trial which the company anticipates may fulfill the FDA's requirement that products approved under the Accelerated Approval Regulations undergo further adequate and well-controlled studies to verify and describe clinical benefit. See "Principal Products - Ethyol - General Description" and "Government Regulation." The company is also continuing to investigate the use of Ethyol to protect normal tissues from the toxic effects of certain forms of chemotherapy, radiation therapy and radio-chemotherapy (or combined modality therapy) in a number of tumor types, without reducing the antitumor effects of these modalities. During 1998, the company has been managing four Phase III trials of Ethyol, two of which have been closed to accrual of new patients and two of which are expected to be closed to accrual in the first half of 1999. The company is also investigating Ethyol's potential role as a bone marrow stimulant in myelodysplastic bone marrow syndromes ("MDS"). MDS is a condition in which the bone marrow is typically ineffective in its production of the major blood elements: red blood cells, neutrophils and platelets.

                  License of Ethyol to the Company. The company's exclusive
            rights to develop and market Ethyol on a worldwide basis were derived from an agreement with the Southern Research Institute ("Southern Research"), a not-for-profit research institution. Effective May 1, 1993, the agreement was amended and restated (the "Restated and Amended Ethyol Agreement"). Pursuant to the Restated and Amended Ethyol Agreement, the company is required to pay Southern Research a royalty on net sales of Ethyol or any pharmaceutical composition containing Ethyol for a period of 10 years following the first commercial sale in a given country. Under certain circumstances, the company is required to pay Southern Research a reduced royalty rate on net sales of Ethyol for an additional five years. The agreement is for a term of 15 years from the date of first commercial sale on a country-by-country basis.

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

                  Upon approval of the NDA for Ethyol in December 1995, the
            product received seven years of orphan drug marketing exclusivity under the orphan drug provisions of the FFDCA for the approved indication, as a chemoprotective agent for use with cisplatin in the treatment of advanced ovarian cancer. During this seven-year period, the FDA may not approve another company's NDA for the same drug with the same indication provided that the subsequent drug is not deemed clinically superior, there is not insufficient supply of the drug and the exclusive approval is not otherwise withdrawn. Ethyol has also been designated as an orphan drug for use as a chemoprotective agent for use with cyclophosphamide in the treatment of advanced ovarian carcinoma, as a chemoprotective agent for use with cisplatin in the treatment of metastatic melanoma, for the prevention or reduction of radiation-induced xerostomia, and for the prevention or reduction of cisplatin induced toxicities. If the company obtains the first NDA approval for the product for any of these indications, Ethyol would be eligible for seven years of orphan drug marketing exclusivity for such approved indication.

                  In addition, upon approval of the NDA for Ethyol, the product became entitled to a five year period of marketing exclusivity under the FFDCA, which runs concurrently with the seven year orphan exclusivity. Under the relevant provision of that Act, if an NDA is approved for a drug that has not been the subject of any prior NDA approval, no Abbreviated New Drug Application ("ANDA") referring to that drug may be submitted for five years from the date of the NDA approval (or four years if the ANDA applicant certifies that the patent is invalid or certifies to noninfringement). Because Ethyol is the first amifostine product to receive an NDA approval, it is entitled to protection against FDA approval of an ANDA for a period of five years. This five year marketing exclusivity does not, however, prohibit the submission or FDA approval of subsequent full NDAs filed by other sponsors based on such sponsors' separate clinical investigations or paper NDAs supported by published studies. See "Government Regulation," "Patents, Trademarks and Trade Secrets," and "Orphan Drug Status."

                  Distribution and Marketing Agreements. The company has entered into an exclusive marketing and distribution agreement with ALZA for Ethyol in the United States. Under the terms of the Agreement, ALZA has exclusive rights to market Ethyol in the United States for five years and is responsible for sales and marketing; the company's sales force co-promotes the product with ALZA. Under the terms of this agreement, the company sells Ethyol to ALZA at a price based on a percentage of the net sales price of Ethyol in the United States. After the five-year period ending in 2001, which ALZA has an option to extend for one year upon payment of a significant milestone, marketing rights to Ethyol revert to the company, and ALZA will receive payments from the company for 10 years (9 years if ALZA exercises the option) based on sales of Ethyol in the United States.

                  Outside of the U.S. market, the company's primary marketing partners are affiliates of Schering. For example, the company has entered into an exclusive marketing and distribution agreement with Scherico, an affiliate of Schering, for Ethyol in the countries comprising the EU and European Free Trade Association (the "European Territories"). Under this agreement, Scherico purchases Ethyol from the company at a price based on a percentage of the net sales of Ethyol in Germany, United Kingdom, Spain, Italy and France, and Scherico's exclusive rights to market the product will continue for seven years from January 1, 1997. The company may co-promote Ethyol with Scherico for the two years following such seven year period. Thereafter, the company will reacquire sole marketing rights. Under certain circumstances Scherico is required to pay the company milestone payments as regulatory approvals, if any, are obtained. After reacquiring sole marketing rights, the company will pay Scherico a percentage of net sales, if any, from the European Territory for a period of three years. Under the terms of the agreement, the company supplies Ethyol to Scherico. The contract provides that Scherico may terminate the agreement at any time by providing 180 days written notice to the company of its desire to terminate the agreement. Sales of Ethyol to Scherico for the European Territory have been gradually increasing.

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

            Lodenosine (FddA)

                  General Description. Under the terms of an agreement with the
            National Institutes of Health of the United States Public Health Service, the company received a worldwide exclusive license to the United States government's patent rights for use of the compounds known as FddA and its active metabolite, FddI, for the treatment of HIV infection, HIV-related infection or HIV-related disease in humans. The company has also entered into a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for clinical development of lodenosine.

                  Lodenosine is an acid stable, purine-based nucleoside reverse transcriptase inhibitor that was discovered, patented and developed preclinically by researchers at the NCI. In a SCID (immune-deprived) mouse model, lodenosine demonstrated potent antiviral activity against HIV and was superior to AZT. In other laboratory studies, lodenosine has shown synergistic activity with AZT, d4T and 3TC in addition to being active against HIV clinical isolates that were resistant to these drugs.

                  Clinical Trials. The company has been collaborating with the
            NCI on the clinical development of lodenosine under the CRADA. The collaborative Phase I/II clinical trials of lodenosine in adult and pediatric patients are being conducted at the NIH Clinical Center. The first clinical trial results from the Phase I dose escalation study conducted under the CRADA demonstrated that lodenosine had anti-HIV activity, defined as a reduction in HIV viral load, even in patients who had failed other AIDS antiretroviral therapies including AZT, 3TC and d4T. In the Fall of 1998, the company 's multi-center Phase II clinical trial of lodenosine cleared regulatory agencies in the United States, Great Britain and Brazil and patients are being accrued to this study. Lodenosine is still in the early stages of clinical development. For a description of the steps required before a drug may be marketed in the United States see "Government Regulation."

                  License of Lodenosine to the Company. The company obtained a worldwide exclusive license from the United States Government for lodenosine for the field of use for treatment of HIV infection, HIV-related infection or HIV-related disease in humans using FddA or FddI. The license extends until the expiration of the last to expire of the Licensed Patents under the agreement. Under the terms of the agreement, the company is required to pay the Government royalties on sales of FddA and FddI.

                  Patents. The United States Government has filed patent
            applications covering, inter alia, FddA and FddI in the United States Patent and Trademark Office and in certain foreign jurisdictions. A United States Patent issued to the United States Government on February 27, 1996 covering, inter alia, FddA and FddI. A United States Patent issued to the United States Government on October 15, 1996 covering methods of using either FddA or FddI to treat a human infected with HIV and/or AIDS. A United States Patent issued to the United States Government on August 9, 1994 covering a synthesis of FddA. The company has an exclusive license to these patents. See "License of Lodenosine to the Company."

                  Manufacturing and Further Development. The company has had lodenosine manufactured in limited quantities to supply this investigational drug for laboratory studies and early clinical trials, and intends to rely on one or more third parties for supplies of lodenosine that may be required for further clinical studies. There can be no assurance that the company or any third party will be able to scale up a manufacturing process for lodenosine that will produce sufficient quantities of lodenosine at a commercially reasonable cost. The company is seeking a commercial partner for the further development of lodenosine. See "Risk Factors
            - Limited Manufacturing Experience."

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

            Research and development costs were $19,041,900 for 1998.

Marketing

            The market for chemotherapeutic drugs is highly concentrated and comprised principally of oncologists practicing in cancer treatment centers, large hospitals and private medical practices. The decision to use such drugs is primarily an individual physician's decision, and marketing efforts are focused on individual oncologists who prescribe such drugs. The market for intravenous therapies for PCP is concentrated in about 120 hospitals which are found primarily in major metropolitan areas, as well as private medical practices that treat patients at risk for PCP. The use of such drugs may require acceptance onto an individual hospital's formulary. The company's marketing efforts are directed at prescribing physicians, pharmacists and members of the formulary committees at these hospitals.

            In the United States, the company's marketing efforts are focused on approximately 5,500 physicians. This audience is comprised of oncologists, infectious disease specialists and other physicians who treat patients with cancer or PCP. With respect to Hexalen, the company has directed most of its marketing efforts to approximately 4,000 physicians who have prescribed Hexalen at some point since its introduction or have reasonable potential to prescribe Hexalen. With respect to NeuTrexin, the company has directed its marketing efforts to approximately 1,500 specialists who treat PCP. Under the terms of its agreement with ALZA for Ethyol, ALZA has exclusive marketing rights to Ethyol. Thus, ALZA directs the marketing program in the United States for Ethyol. See "Principal Products - Ethyol - Marketing."

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

            To commercialize its products outside the United States, the company has entered into agreements with other companies. See "Principal Products - Hexalen" "Principal Products - NeuTrexin," and "Principal Products - Ethyol."

            For information regarding the company's major customers and geographic area data, see "Notes to the Consolidated Financial Statements - Note 10."

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

            The company is engaged in an industry that is highly competitive. Many companies, including well known pharmaceutical companies, are marketing anticancer drugs, drugs to ameliorate or treat the side effects of cancer therapies, and drugs for the treatment of AIDS and allied diseases, and are seeking to develop new products and technologies for these applications. Many of these drugs, products and technologies are, or may be, in the future, competitive with the company's drugs. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the company and may be better equipped than the company to develop, market and manufacture these therapies. In addition, many such companies have had significantly greater experience both in undertaking preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining the approval of the FDA or other regulatory authorities to market products for health care. Accordingly, the company's competitors may succeed in obtaining regulatory approval of such products before the company obtains approval of its own products. The company is also competing with respect to marketing capabilities and manufacturing efficiency. No assurance can be given that drugs developed by the company will be able to compete successfully against therapies already established in the marketplace or against therapies which may result from advances in biotechnology or other forms of therapy that may render the company's drugs less competitive or obsolete. In addition, the company's drugs may become subject to generic competition at such times as generic applications for drug approvals may be filed and approved by the FDA.

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

Orphan Drug Status

            Pursuant to the orphan drug provisions of the FFDCA, the FDA may designate a drug intended to treat a "rare disease or condition" as an "orphan drug". "Rare disease or condition" is one which affects less than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of development and making available the drug will not be recovered from sales of the drug in the United States. Upon approval of an NDA for an orphan drug, such drug may be eligible for exclusive marketing rights in the United States for designated and approved indications for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. FDA may withdraw orphan exclusivity if it determines there are insufficient quantities of the product available to the public. FDA may also approve another drug for the same indication if it is characterized as not the same drug because it is clinically superior. The company holds orphan drug designations for Ethyol for use as a chemoprotective agent for use with cisplatin and cyclophosphamide in the treatment of ovarian cancer and for use as a chemoprotective agent for cisplatin in the treatment of metastatic melanoma, and for NeuTrexin for PCP, metastatic colorectal cancer, metastatic head and neck cancer, non-small cell lung cancer and pancreatic cancer. The company's seven year regulatory exclusivity associated with the orphan drug designation for Hexalen for advanced ovarian cancer expired in December 1997. See "Principal Products."

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

            The company has received several orphan drug designations for additional uses of NeuTrexin and Ethyol. In addition, the company believes that several of its other products and indications may also qualify for designations as orphan drugs. There can be no assurance, however, that such orphan designated products, or any products that may be designated as orphan drugs in the future, will be the first such drug to receive FDA approval, or will not themselves be excluded from the market if FDA first approves a competing orphan drug NDA or will not have competition from a clinically superior version of a drug. There also can be no assurance that the orphan drug provisions of the FFDCA will not be amended, or that the benefits of the existing statute will remain in effect.

Government Regulation

            The production and marketing of the company's products and its research and development activities are subject to comprehensive regulation by various federal, state and local authorities in the United States and governmental authorities of other countries. In particular, the FDA exercises regulatory authority over the development, testing, formulation, manufacture, marketing, labeling, storage, record keeping, quality control, advertising and promotion of the company's products. Failure to comply with applicable FDA requirements can, among other things, result in Warning Letters, fines, suspensions of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecution.

            A new drug may not be marketed in the United States until it has undergone rigorous testing and has been approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage forms and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries.

            The steps required before a drug may be marketed in the United States include (a) preclinical laboratory and animal tests, (b) submission to the FDA of an Investigational New Drug application (an "IND"), which must become effective before human clinical trials may commence, (c) human clinical trials to establish the safety and efficacy of the drug, (d) the submission of a detailed NDA to the FDA, and (e) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each establishment where the drug is to be manufactured for sale in the United States must be registered with the FDA. Domestic manufacturing establishments must comply with current good manufacturing practices ("GMP") and are subject to periodic inspections by the FDA. Foreign manufacturing establishments also must comply with GMPs and are subject to periodic inspection by the FDA and/or by local authorities under agreement with the FDA.

            Preclinical tests include laboratory evaluations and animal studies to assess the potential safety and efficacy of the product. Products must be formulated according to GMP, and preclinical tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that an IND applicant will be allowed to commence clinical trials following submission of an IND.

            Clinical trials involve the administration of the investigational drug to patients. Clinical trials typically are conducted in three phases which generally are conducted sequentially. Drugs are first tested in Phase I for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. With respect to anticancer agents, testing typically is done with a small group of patients with advanced cancers that have proved unresponsive to other forms of therapy. Phase I testing typically takes one year to complete. Phase II involves tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes from one and one-half to two and one-half years to complete. When a drug shows efficacy in Phase II evaluations, expanded Phase III trials are generally undertaken to evaluate the overall risks and benefits of the drug in relationship to the treated disease in light of other available therapies. Phase III studies generally take from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all. Furthermore, the company and/or the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk or there are other concern about the validity of the trial.

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

            Under FDAMA, the FDA is statutorily authorized to expedite (or "fast track") the approval of certain drugs and biological products that are intended to treat serious or life-threatening illnesses and may address unmet medical needs. The "fast tract" provisions of FDAMA are intended to codify existing FDA Accelerated Approval Regulations. Fast track approval is available when a product has been shown to have an effect on a clinical or surrogate endpoint that is reasonably likely to predict clinical benefit. Drugs that receive fast tract approval may be subject to certain requirements, including that the sponsor conduct the necessary and appropriate post-approval studies, and that the sponsor submit copies of all promotional materials for FDA review during the pre-approval review period and for a period of time following approval as specified by the FDA. Under FDAMA, the FDA may withdraw the approval of a fast track product if: (1) the sponsor fails to conduct any of the required post-approval studies of the product with due diligence; (2) a post-approval study of the fast track product fails to verify the product's clinical benefit;
(3) other evidence demonstrates that the fast track product is not safe or effective under the conditions of use; or (4) the sponsor disseminates false or misleading promotional materials regarding the product.

            Under existing Accelerated Approval Regulations promulgated prior to enactment of FDAMA, which still are effective, the agency will accelerate approval of certain drugs and biological products for serious or life-threatening illnesses, with provisions for any necessary continued study of the drugs' clinical benefit, after approval or with restrictions on use, if necessary. Accelerated approval is considered when approval can be reliably based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that reasonably suggests clinical benefit or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity, pending completion of studies to establish and define the degree of clinical benefits to patients. Additionally, the FDA may determine that a drug shown to be effective for the treatment of a serious or life threatening disease can be used safely only if distribution or use is modified or restricted. Drugs approved under the Accelerated Approval Regulations are subject to the requirement that the drug be studied further, after approval, where there is uncertainty regarding the clinical benefit or ultimate outcome. The FDA has the authority to withdraw approval, following a hearing, if: (1) a postmarketing clinical study fails to verify clinical benefit; (2) the applicant fails to perform the required postmarketing study with due diligence; (3) use after marketing demonstrates that postmarketing restrictions are inadequate to assure safe use of the drug product; (4) the applicant fails to adhere to the postmarketing conditions agreed upon; (5) promotional materials are false or misleading; or (6) other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.

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

Scientific Advisory Board and Consultants

            The company's Scientific Advisory Board consists of prominent physicians and preclinical scientists who are experts in various areas of research and who the company believes will make a contribution to the development of the company's business. The Scientific Advisory Board advises management of advances in relevant science, assists in identifying specific product opportunities and aids in recruiting personnel and procuring research contracts.

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

Employees

            As of December 31, 1998, the company employed 153 persons, including five part-time employees.

            None of the company's employees is covered by a collective bargaining agreement. Management considers the company's relations with its employees to be good.

Executive Officers of the Registrant

            The executive officers of the company are as follows:

    Name                 Age      Position
    ----                 ---      --------
C. Boyd Clarke           50       President, Chief Executive Officer and
                                  Director

Robert I. Kriebel        56       Executive Vice President, Chief Financial
                                  Officer, Treasurer and Director

Martha E. Manning        44       Executive Vice President, General Counsel
                                  and Secretary

Wolfgang Oster, M.D.     41       Executive Vice President, Worldwide Clinical
                                  Research

            Mr. Clarke was elected to the Board of Directors in September 1996 when he joined the company as President and Chief Operating Officer. In March 1998, he was promoted to the position of President and Chief Executive Officer. From 1977 until Mr. Clarke joined the company, Mr. Clarke held various positions with Merck & Co. and its affiliates, including Vice President, Strategy, Alliance Management and Development of Merck Vaccines from 1995 to 1996; President of Pasteur-Merieux MSD, from 1993 to 1994; General Manager, Pasteur-Merieux - Merck Affairs of Merck & Co., Inc., from 1992 to 1993; and Executive Director, Corporate Planning of Merck & Co., Inc., from 1988 to 1992.

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

            Ms. Manning joined U.S. Bioscience as Vice President, General Counsel and Secretary in May 1993. In December 1996, Ms. Manning was promoted to Senior Vice President, General Counsel and Secretary, and in December 1998, she was promoted to Executive Vice President, General Counsel and Secretary. From July 1988 until joining U.S. Bioscience, Ms. Manning served as General Counsel for The Wistar Institute of Anatomy and Biology, the nation's oldest independent basic biomedical research institute. From 1983 until joining Wistar, Ms. Manning was an associate with the law firm Morgan, Lewis & Bockius.

            Dr. Oster joined the company on December 10, 1992 and early in 1993 became Vice President, Clinical Research, located in the company's Watford, United Kingdom office. Effective December 11, 1996, Dr. Oster was promoted to the position of Senior Vice President, Worldwide Clinical Research and relocated to the company's United States offices in West Conshohocken, Pennsylvania. In December 1998, he was promoted to the position of Executive Vice President, Worldwide Clinical Research. Prior to joining U.S. Bioscience, he served as director of clinical research and development for oncology at Behringwerke/Hoechst in Marburg, Germany from 1989 to 1992. He continues as adjunct professor and member of the faculty of the Albert-Ludwig University, Freiburg, Germany. He is a graduate of the University of Mainz, Germany, where he earned the degree of Bachelor of Science and a graduate of the University of Mainz Medical School as well. He did post-doctoral training at the University of Mainz and the Memorial Sloan-Kettering Cancer Center in New York.

Risk Factors

            The prospects of the company may be affected by a number of risk factors, including the matters discussed below:

            Reliance on Collaborative Marketing, Manufacturing and Selling Arrangements

            The company commercializes all three of its marketed products through various contractual arrangements with other companies and, therefore, the company is highly dependent on its contractual partners for marketing, manufacture and sale of its drug products. If any of the company's major commercial partners (such as ALZA for Ethyol in the U.S. market) fails to successfully commercialize the company's product(s), the company's business would suffer. In addition, the company could have disagreements or disputes with its commercial partners which could result in decreased sales of the company's products. There is also the risk that the company may not be able to negotiate acceptable contractual arrangements with the commercial partners that the company desires in the future.

            Future Capital Needs; Availability of Adequate Funds

            The company believes that its current cash and investments and anticipated revenues from product sales and other sources will be sufficient to cover the company's anticipated level of cash requirements for at least three years. However, the company cannot be sure that it will achieve significant revenues or profitable operations. The company's future capital requirements will depend on many factors, including the costs of research and development, marketing and administration, capital equipment and facilities; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; changes in commercial partners and the ability of the company to establish and maintain good collaborative relationships; and the cost of manufacturing scale-up and effective commercialization activities and arrangements. If the company's existing resources are insufficient to fund its activities, additional funds may be raised, including through public or private financings. Additional funds may not be available when needed, or, if available, they may not be available on acceptable terms. If addition, if funds are raised by issuing Common Stock (or securities convertible into Common Stock), the interests of existing stockholders may be diluted. If adequate funds are not available, the company may have to significantly curtail one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others that could require the company to give up rights to certain of its technologies, product candidates or products.

            Uncertainty Associated with Clinical Trials

            The company is engaged in an extensive program of clinical trials which hopefully will demonstrate the efficacy, safety and benefit to patients of its marketed products and its products in clinical development. There are significant risks involved in each stage of clinical drug development. The company or a regulatory agency

(the FDA in the U.S.) may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. Further, there is always a risk that a clinical trial will not demonstrate that a product or product candidate is safe or effective, or that regulatory agencies will not approve a product for the indication(s) the company seeks.

            The completion of each clinical trial depends on the rate of patient enrollment and the quality of the data, among other things. Patient enrollment depends on several factors, including the size of the patient population, the nature of the protocol, eligibility criteria for the study, whether the patient population can complete the protocol, the proximity of patients to clinical sites and the ability of investigators to continue follow up on patients with life threatening diseases. Data quality also depends on many factors, including the skill and diligence of participating investigators, research staff and clinical monitors. The company could have increased expenses and delayed revenues if it cannot achieve timely patient enrollment and retrieve quality data from its clinical trials.

            No Assurance of Regulatory Approvals

            The development, production and marketing of the company's products are subject to regulation by numerous federal, state and local governmental authorities in the United States and other countries where the company intends to test and market its products. Prior to marketing, each drug product developed by the company must undergo an extensive regulatory approval process. In addition, before beginning a clinical study, it must be approved by an independent Institutional Review Board ("IRB") that considers ethical factors, the safety of patients, the possible liability of the host institution and other factors.

            The regulatory process, which includes preclinical and clinical testing of each drug candidate to establish its safety and efficacy, normally takes many years and requires the expenditure of substantial resources. At any time during the regulatory review, it is possible that the company and the regulatory agencies may have different interpretations of data obtained from preclinical and clinical activities, and those differences could delay, limit or prevent regulatory approvals. In addition, the company may encounter delays or rejections resulting from regulatory policies for drug approval that may occur during the period of product development and regulatory review. For a variety of reasons, the company may not obtain regulatory approval of one or more of the new drugs or indications it seeks. Even if the company does receive regulatory approval of a drug, the approval may be limited in terms of the indicated uses for which the drug is approved for marketing. After a product is approved and on the market, if regulatory agencies identify previously unknown problems with the product, manufacturer or facility, they may place restrictions on the product or the manufacturer, and may require withdrawal of the product from the market. If the company fails to comply with applicable regulatory requirements, the results could include fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Since the regulatory environment is subject to change, the company may be subject to additional regulation which could prevent or delay regulatory approval of the company's products.

            Accelerated Approval Regulations

            The company's product Ethyol is approved for reduction of renal toxicity associated with repeated administration of cisplatin in patients with non-small cell lung cancer under the Accelerated Approval Regulations. In December of 1992, the FDA issued regulations (Accelerated Approval Regulations) under which the agency will accelerate approval of certain drugs and biological products for serious or life-threatening illnesses, with provisions for any necessary continued study of the drugs' clinical benefit, after approval or with restrictions on use, if necessary. Accelerated approval is considered when approval can be reliably based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that reasonably suggests clinical benefit or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity, pending completion of studies to establish and define the degree of clinical benefits to patients. The FDA may determine that a drug, effective for the treatment of a disease, can be used safely only if distribution or use is modified or restricted. Drugs approved under the Accelerated Approval Regulations are subject to the requirement that the drug be studied further after approval where there is uncertainty regarding the clinical benefit or ultimate outcome. FDA has the authority to withdraw approval, following a hearing, if: (1) a postmarketing clinical study fails to verify clinical benefit; (2) the applicant fails to perform the required postmarketing study with due diligence; (3) use after marketing demonstrates that postmarketing restrictions are inadequate to assure safe use of the drug product; (4) the applicant fails to adhere to the postmarketing conditions agreed upon; (5) promotional materials are false or misleading; or (6) other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use. Therefore, the company cannot be certain that FDA, having granted accelerated approval of Ethyol for non-small cell lung cancer, will not later withdraw that approval.

            Uncertainty Associated with Health Care Delivery and Third-Party Reimbursement

            There continue to be significant changes in health care and the way health care is delivered. For example, in the Balanced Budget Act of 1997, Congress established reimbursement for prescription drugs under Medicare at 95% of the drug's average wholesale price and additional reductions have been recommended by the Health Care Financing Administration. The company is unable to predict the effect of future changes to health care and its delivery on the future operation of the company's business. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for therapeutic products. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of the company's products, the market acceptance of these products would be adversely affected. Other changes affecting drug pricing, drug reimbursement, prescription benefits and levels of reimbursement for drugs could have a significant negative effect on the company's business.

            Technological Change and Competition

            The company is engaged in a business that is highly competitive. Many companies, including well known pharmaceutical companies, are marketing anticancer drugs, drugs to reduce or treat the side effects of cancer therapies and drugs for the treatment of AIDS and allied diseases, and many are also seeking to develop new products and technologies for these applications. Many of these drugs, products and technologies are, or in the future may be, competitive with the company's drugs.

            The company's Phase III clinical studies for Ethyol and NeuTrexin, and its Phase II study of lodenosine, are conducted in conjunction with the administration of specific treatment regimens which the company selected because when the studies were planned the selected regimens were standard treatment for the patient population under study. It is possible that one or more of these treatment regimens will not remain a standard treatment for the study patient population throughout the study. If that happens, the company might not be able to enroll or treat enough patients to complete one or more of its studies as planned, and could decide to discontinue any of its studies altogether.

            Many competing companies have substantially greater financial, technical, manufacturing, marketing and other resources than the company and may be better equipped than the company to develop, market and manufacture these therapies. Many of these companies are better equipped to penetrate the commercial market with significantly more sales representatives than the company. In addition, many of these companies have had more experience in undertaking preclinical testing and human clinical trials and in obtaining regulatory approvals to market products for health care. It is possible that the drugs developed by the company will not be able to compete successfully against therapies already established in the marketplace or against therapies which may result from advances in the field that make the company's drugs less competitive or obsolete. In addition, generic competition may threaten the success or profitability of any of the company's drugs when generic applications for the drug are approved by regulatory agencies.

            Dependence on Patents and Proprietary Rights

            The company's success depends, in part, on the ability of the company and its licensors to obtain protection for its products and technologies under United States and foreign patent laws, on their ability to preserve trade secrets and on their ability to operate without infringing the proprietary rights of third parties. It is possible that patent applications relating to the company's products or technologies (whether now or in the future licensed by the company from others) will not result in patents being issued, that any issued patents may not afford adequate protection to the company and that the company will not gain any competitive advantage by having rights under issued patents. It is also possible that others may have independently developed, or may independently develop, products or technologies that are similar to (or the same as) those of the company or that others may design around patents that are issued to the company.

            It is also a risk that others may challenge the validity of any of the patents owned or licensed by the company. If that happened, a court could decide that the challenged patents are not valid or that the company's activities infringe patents owned by others. The company could incur substantial costs in defending itself in suits brought against it or any of its licensors, or in pursuing suits against others to protect patent rights. If a court determines that the company's products or technologies infringe patents issued to third parties, the court could forbid the manufacture, use and sale of the company's infringing products and could require the company to pay substantial damages. In addition, the company may need to obtain licenses to patents or other proprietary rights of third parties, in order to develop and commercialize its own products and technologies. It is possible that the company may not be able to obtain the rights it needs under terms that are acceptable to the company, if at all.


            The company also relies on trade secrets and proprietary know-how which it tries to protect, in part, by entering into confidentiality agreements with its employees, consultants, advisors and others. If any of these people fail to maintain the confidentiality of the company's trade secrets or proprietary information, the company could lose some competitive advantage or suffer other damage. Even if these people maintain the confidentiality of the company's trade secrets and proprietary information, there is a risk that the company's trade secrets or proprietary know-how may become known or may be independently developed by others in a way that will leave the company no practical remedy.

            Limited Manufacturing Experience

            The company's ability to operate profitably depends in part on its ability to manufacture its products at a competitive cost. The manufacture of sufficient quantities of new drugs is typically a time-consuming and complex process. It is possible that the company and its third-party suppliers may not be able to manufacture one or more of the company's product candidates at a cost or in amounts that are necessary to make the product commercially viable.

            The company and its drug product suppliers must comply with all applicable regulatory requirements relating to their manufacturing facilities, including Good Manufacturing Practices, and governmental agencies may inspect their facilities to determine whether they are in compliance with those requirements. If regulatory agencies identify previously unknown problems with a product, manufacturer or facility, they may place restrictions on the product or the manufacturer, and may require withdrawal of the product from the market. If the company fails to comply with applicable regulatory requirements, the results could include fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

            Dependence on Key Personnel and Consultants

            The company is dependent on its key personnel and consultants. The company's loss of their services could slow down the achievement of its research, development, regulatory, manufacturing and/or marketing and sales objectives. Recruiting and retaining qualified and experienced personnel to perform research and development work in the future is critical to the company's success. However, the company experiences substantial competition in attracting and retaining qualified personnel, in many cases from businesses and institutions with significantly greater resources.

            Potential Product Liability and Adequacy of Insurance

            The company conducts research using chemicals that may be carcinogenic or toxic. The company also develops and sells human health care products. These activities entail an inherent risk that employees, patients and others may make product liability claims against the company. The company currently carries product liability coverage on a claims made and reported basis in the aggregate amount of $20,000,000 per policy year. The company believes such coverage is commercially reasonable in light of its current operations, but there is a risk that this coverage may not be adequate. As the company expands the scope of its clinical testing and marketing of its products, the company will be exposed to far greater potential liabilities.

            In the past, the pharmaceutical industry has had difficulty obtaining and maintaining product liability insurance coverage at reasonable levels, and it is possible that future increases in the cost of this coverage may make it economically impractical. Although the company will try to carry reasonable levels of product liability insurance, it is not certain that such coverage will be available on reasonable terms or that the amount of coverage obtained will prove adequate for any period. The company could suffer serious damage as a result of any product liability claims against it.

            Use of Hazardous Materials

            The company's research and development activities and manufacturing activities involve the use of hazardous materials and chemicals. The company cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, the company could be liable for any resulting damages, which could exceed the resources of the company.

            Volatility of Stock Price

            The market price of the company's Common Stock, like that of the securities of many other high technology companies, is highly volatile. Several factors may have a significant effect on the price of the Common Stock, such as fluctuations in the company's operating results, technological innovations, new product announcements, merger and acquisition announcements or rumors, regulatory approvals, regulatory changes, changes in patents and other proprietary rights, public concerns as to drug safety and general market conditions. In addition, market forces, such as program trading and day trading may increase the risk of volatility.

            Anti-Takeover Effects of Certain Charter Provisions

            The Board of Directors of the company has the authority to issue up to 5,000,000 shares of preferred stock and to determine the designations, powers, preferences, rights, qualifications, limitations, restrictions and the relative, participating, optional or other special rights of those shares, without any further action by the stockholders. The rights of holders of the company's Common Stock could be negatively affected by the rights of holders of any shares of preferred stock that the company may issue in the future. The company could issue preferred stock, or rights to purchase preferred stock, in a way that could be used to discourage an unsolicited acquisition proposal or to make it more difficult for a third party to acquire a majority of the outstanding voting stock of the company.

Item 2. Properties.

            The company's principal offices comprise approximately 26,860 square feet of space in West Conshohocken, Pennsylvania. The space is rented pursuant to a lease which expires on October 31, 2003, but which may be terminated early by either the company or the landlord, effective October 31, 2000, in accordance with the notice and other conditions for early termination set forth in the lease. The company also leases 10,000 square feet of laboratory space in Exton, Pennsylvania which is used as an analytical laboratory to conduct small scale product analysis, testing and development. This laboratory space is leased pursuant to a lease that expires June 30, 2000.

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

            The company's manufacturing facilities are held in its Dutch subsidiary, USB Pharma B.V., and are located in The Netherlands in an 18,000 square foot facility designed to manufacture sterile products. The facility was purchased in March 1993 for $2,250,000. The company has invested approximately $4 million in renovations to the facility. The facility became subject to a mortgage of approximately $680,000 in March 1994. The company leases warehouse space in Nijmegen, The Netherlands of approximately 9,000 sq. feet. This space is subject to a lease that may be terminated effective in 2003.

            The company believes that its present facilities are satisfactory for its current operations.

Item 3. Legal Proceedings.

            On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On

April 29, 1996, U.S. Bioscience filed a reply to Ichthyol Gesellschaft's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor Ichthyol Gesellschaft's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg at which time Ichthyol Gesellschaft was given leave to appeal against the judgment rendered in favor of U.S. Bioscience, Inc. Ichthyol Gesellschaft, filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings. In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice, which has extended until May 17, 1999 the deadline for Ichthyol Gesellschaft to file the grounds for the appeal on points of law. It is not possible to predict the decision of the Federal Court of Justice with respect to this appeal.

Item 4. Submission of Matters to a Vote of Security Holders.

            Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The company's Common Stock is traded on the American Stock Exchange (the "AMEX") under the symbol "UBS." The following table sets forth the high and low sale prices for the Common Stock reported by the AMEX for the periods indicated.

                                            High                       Low
                                            ----                       ---
Year ended December 31, 1998
         First Quarter                   12 1/4                        7 13/16
         Second Quarter                  11 3/16                       8 1/16
         Third Quarter                    8 5/8                        4 7/8
         Fourth Quarter                   9 1/4                        4 1/2

Year ended December 31, 1997
         First Quarter                   17 3/8                       11 3/8
         Second Quarter                  11 3/4                        8 11/16
         Third Quarter                   12 1/16                       9 1/4
         Fourth Quarter                  13 1/2                        8 3/8

            On March 1, 1999, there were 4,367 holders of record of Common
Stock.

            The company has not paid any dividends on the Common Stock since its inception and does not intend to pay any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of the company's business.

            On January 27, 1999 the company entered into a Securities Purchase Agreement with Domain Partners IV, L.P., DP IV Associates, L.P. and Proquest Investments, L.P. (the "Purchasers") for the issuance and sale by the company to the Purchasers of an aggregate of 2,686,728 shares of the company's Common Stock at a price of $7.444 per share and warrants to purchase 537,346 shares of the company's Common Stock, exercisable until February 2, 2002 at an exercise price of $11.16. The purchase and sale of these securities were consummated in accordance with the Securities Purchase Agreement on February 2, 1999. No underwriters were involved in the sale and no underwriting discounts or commissions were paid. The company claimed exemption from registration of these securities pursuant to Section 4(6) of the Securities Act of 1933, as amended, and Rule 506 thereunder, as set forth on its Form D filed with the Securities and Exchange Commission on February 11, 1999. In determining that this exemption was available, the company relied on the fact that there were only three Purchasers, each of which had represented to the company that it was an accredited investor. The foregoing description of this sale of unregistered securities is qualified in its entirety by reference to the company's Current Report on Form 8-K with respect thereto which was filed with the Securities and Exchange Commission on February 3, 1999.

Item 6. Selected Financial Data.

         The selected financial data presented below for each of the five years in the period ended December 31, 1998 is derived from the company's audited financial statements. The selected financial information presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

                                                                                           YEAR ENDED DECEMBER, 31
                                                                      --------------------------------------------------------------
Statement of Operations Data:(1)                                         1998         1997         1996         1995        1994
                                                                      --------------------------------------------------------------
Revenues:
  Net sales                                                           $  20,730    $  12,986    $  10,785    $   8,724    $   7,210
  Net investment income                                                   2,736        2,824        2,335        1,223        1,234
  Licensing, royalty and other income                                     6,005       11,913        7,344       21,398          102
                                                                      --------------------------------------------------------------
     Total revenues                                                      29,471       27,723       20,464       31,345        8,546
Expenses:
  Cost of sales                                                           5,788        4,158        2,956        2,559        1,694
  Selling, general and administrative costs                              13,546       14,387       12,275       16,583       13,233
  Research and development costs                                         19,042       16,904       14,383       12,186       17,608
  Interest expense                                                          149          183          537          255           52
                                                                      -------------------------------------------------------------
     Total expenses                                                      38,525       35,632       30,151       31,583       32,587
                                                                      -------------------------------------------------------------
Net loss                                                               ($ 9,054)   ($  7,909)   ($ 9,687)      ($ 238)    ($ 24,041)
                                                                      ==============================================================
Basic and diluted net loss per common share                             ($ 0.37)     ($ 0.33)    ($ 0.43)      ($ 0.01)    ($  1.19)
                                                                      ==============================================================
Weighted average number of common shares outstanding(2)                  24,307       23,872       22,396       20,436       20,127

                                                                                                DECEMBER 31,
                                                                      --------------------------------------------------------------
Balance Sheet Data:(1)                                                     1998         1997         1996         1995         1994
                                                                      --------------------------------------------------------------
Cash, cash equivalents and investments                                $  41,949    $  50,651    $  36,677    $  45,596    $  24,428
Working capital                                                          18,680       32,835       34,126       42,577       21,536
Total assets                                                             52,722       62,381       49,111       61,880       34,464
Long-term debt                                                              523        1,135        1,845       19,088          997
Provision for litigation                                                     --           --           --           --        2,301
Other long-term liabilities                                               1,922        1,832        1,462        1,036          788
Accumulated deficit                                                    (131,580)    (122,526)    (114,617)    (104,930)    (104,692)
Stockholders' equity                                                     38,733       47,024       36,894       28,788       23,939

(1)   In Thousands, except per share amounts

(2) After giving effect to the 1 for 2 reverse stock split effected April 23, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

            This report on Form 10-K contains forward-looking statements concerning the business and financial conditions of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to those discussed on this form 10-K including, without limitation in the Section of Item 1 entitled "Risk Factors."

            The following discussion also should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements on pages F-1 to F-20.

            From its inception in 1987 until March 1998, the company was a development stage enterprise devoted primarily to raising capital, recruiting personnel, identifying and acquiring drugs for further research and development, clinical development of such drugs and, since 1991, selling and marketing its drugs in the United States and commercializing its products in foreign markets through distribution agreements with established pharmaceutical companies. During the quarter ended March 31, 1998, the company completed a planned change in senior management and the transition from a development stage enterprise to one focusing on commercial operations and marketing.

            The company currently sells and markets three compounds in the United States: Hexalen, introduced in January 1991, NeuTrexin, introduced in January 1994, and Ethyol, which was made commercially available by the company's U.S. distribution partner ALZA Corporation ("ALZA") in April 1996. The company's marketing partner for European territories, Scherico Ltd. ("Scherico"), an affiliate of Schering-Plough Corporation, has launched Ethyol in all major European countries including, Germany, the United Kingdom, France, Spain and Italy.

            The company believes that its expenditures for research and development, marketing, capital equipment and facilities will continue to exceed revenues as a result of (i) further clinical trials aimed at label expansion and regulatory approvals for Ethyol and NeuTrexin in the United States and Europe,
(ii) marketing of Hexalen, NeuTrexin and Ethyol in the United States, (iii) clinical and preclinical testing of lodenosine, (iv) further product development, and (v) enhancement of manufacturing and analytical capabilities.

            Commercial activities in 1998 focused on the promotion and sale, in the United States, of the company's three commercially available products, Ethyol, NeuTrexin and Hexalen. The company also managed six major Phase III clinical trials during 1998. Four of these trials have the potential to expand our understanding of how Ethyol may be used to reduce the toxicity of certain radiation therapies and other chemotherapeutic agents. In September 1998, the company submitted a supplemental filing for a radiation indication with the CPMP in Europe. Similarly, in December 1998, the company submitted a supplemental new drug application to the United States Food and Drug Administration ("FDA") for the use of Ethyol to reduce the incidence of xerostomia (or severe dry mouth), a common effect of radiation therapy for head and neck cancer. In early 1998, the company received a $5 million payment from ALZA Corporation related to achieving a milestone in the clinical development of Ethyol as a radiation protector in the treatment of head and neck cancers.

            During 1998, the company continued to develop the use of NeuTrexin in colorectal cancer in two on-going Phase III trials. The company, in cooperation with the National Cancer Institute, also pursued preclinical and product development activities for the development of lodenosine (FddA) which has shown encouraging results in preclinical and early clinical studies as a potential component of multi-drug regimens for the treatment of HIV infection. In late 1998, the company began its own Phase II trial of lodenosine in combination with indinavir and stavudine.

            In 1997, the company completed the sale of 1,178,882 shares of Common Stock to ALZA Corporation and also received a $10 million clinical milestone from ALZA in connection with the company's Phase III trial of the use of Ethyol with Taxol and carboplatin in advanced non-small cell lung cancer. The company signed agreements for the commercialization of NeuTrexin in over 40 additional countries. The company was awarded a three year contract by the National Cancer Institute to provide analytical services with estimated revenues of $2 million. The company also reorganized its European clinical organization.

            Commercial activities during 1996 centered around the launch of Ethyol in the United States with the company's distribution partner ALZA, the continued promotion and sale of Hexalen and NeuTrexin in the United States, support of Ethyol marketing in Europe with Scherico and the conclusion of an amendment in September 1996 to the marketing and distribution agreement for Ethyol in Europe with Scherico. The company also pursued clinical programs to expand the approved indications for Ethyol and NeuTrexin, principally in cancer treatment regimens, achieved regulatory approvals for the use of Ethyol in non-small cell lung cancer in the United States and several European countries, and obtained the initial regulatory approvals for Ethyol in Canada, Australia and other foreign markets. Additionally, third party contract manufacturing was conducted at the company's manufacturing plant in The Netherlands and product development activities were continued on drug products Ethyol, NeuTrexin and lodenosine.

Results of Operations

1998 Compared with 1997

            Product sales increased to $20,729,700 for the year ended December 31, 1998 as compared to $12,985,800 in the prior year. The 60% increase in product sales revenue is due to higher sales of Ethyol resulting from higher shipments to and revenues received from the company's domestic and international distribution partners and increased sales of NeuTrexin, the company's anti-folate. The company continues to believe that Neutrexin sales have been positively affected by the increased utilization of the product by oncologists for the treatment of colorectal cancer, a use currently under investigation in two company sponsored Phase III clinical trials. Sales of Hexalen declined slightly compared to the prior year due to lower international sales and higher U.S. product returns and rebates.

            Net investment income decreased to $2,736,300 in the year ended December 31, 1998 as compared to $2,824,000 in the corresponding 1997 period due to lower interest income provided from the smaller average portfolio balance which resulted from the utilization of cash for operating activities during 1998.

            Licensing, royalty and other income decreased to $6,004,900 for the year ended December 31, 1998 from $11,913,500 in the prior year due principally to the receipt in 1997 of a $10 million payment from ALZA for achieving a clinical development milestone. The amount recorded in the 1997 period also includes a milestone payment received from an affiliate of Schering-Plough Corporation for additional regulatory approvals of Ethyol in Europe and a payment relating to the development of Ethyol. The 1998 amount includes a $5 million payment from ALZA received in February 1998 for achieving a clinical development milestone in connection with the Phase III randomized trial of Ethyol's radiation protective properties in patients with head and neck cancer.

            Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales for the year ended December 31, 1998, declined to 28% of product sales from 32% in the prior year, with improved margins on NeuTrexin and Ethyol reflecting increased trade prices and higher production levels at the company's manufacturing plant in The Netherlands.

            Selling, general and administrative costs for the year 1998 decreased to $13,546,200 from $14,386,700 in 1997. The $840,500 decrease is principally due to a $700,000 provision made in the second quarter of 1997 for the reorganization of the company's European organization, reduced personnel costs of $210,800 principally resulting from the reorganization of the company's senior executive structure undertaken in the first quarter of 1998 and lower personnel relocation costs, reduced insurance costs of $97,600 and a $74,300 reduction in marketing expenditures.

            Research and development costs for the year ended December 31, 1998 increased to $19,041,900 from $16,904,500 in 1997. The $2,137,400 increase is principally due to the accrual of an approximately $1 million charge related to a research consulting arrangement, increased U.S. clinical research costs of $1,112,200 principally related to ongoing Phase III trials of Ethyol and NeuTrexin and the start-up of a Phase II study of lodenosine, and $925,300 in increased clinical and regulatory consulting costs. These increases are partly offset by savings of approximately $1,200,000 in European clinical research expenses due to the reorganization undertaken in 1997.

            The net loss for the year ended December 31, 1998 was $9,053,900 or $0.37 basic and diluted net loss per common share as compared to a net loss of $7,909,100 or $0.33 basic and diluted net loss per common share in 1997. The major factor contributing to the reduced loss in 1997 was the $10 million milestone payment received from ALZA as noted above.

1997 Compared with 1996

            Product sales increased to $12,985,800 for the year ended December 31,1997 from $10,785,200 in the prior year. The 20% increase was due to higher Ethyol revenues from the company's major distribution partners, ALZA and Scherico, which were partly offset by lower trade sales of NeuTrexin and Hexalen in the United States. Ethyol revenue growth is attributable to the increasing trade sales levels in the United States and Europe and the effects of an amendment to the agreement with Scherico undertaken in September 1996. In the United States, end-market sales, which were recorded by ALZA, increased to $20.6 million for the full year 1997 as compared to $9.4 million in 1996. The company believes that sales of NeuTrexin were adversely affected by a decline in the incidence and severity of Pneumocystis carinii pneumonia ("PCP") due to improvements in treatment for human immunodeficiency virus (HIV) and the prophylactic treatment of patients at risk for PCP. Despite the annual decline in NeuTrexin sales, sales of the product increased markedly in the fourth quarter of 1997 to levels not achieved since the second quarter of 1996. The company attributes the reduction in Hexalen sales to increased competitive pressures during 1997.

            Net investment income increased to $2,824,000 in the year ended December 31, 1997 as compared to $2,335,300 in the full year 1996 due to higher interest income resulting from the larger average portfolio balance resulting from the funds raised in the sale of Common Stock to ALZA completed in the first quarter of 1997.

            Licensing, royalty and other income increased to $11,913,500 for the twelve month period ended December 31, 1997 from $7,343,500 in the prior year due principally to the receipt of a $10 million milestone payment from ALZA for meeting a clinical development milestone in connection with the company's Phase III randomized trial of Taxol, carboplatin and Ethyol, the company's cytoprotective agent, in patients with advanced non-small cell lung cancer. The company also received, a payment from Scherico relating to Ethyol product development.

            Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased as a percentage of sales in the year ended December 31, 1997, due principally to product mix, notably increased sales of Ethyol to the company's distribution partners.

            Selling, general and administrative costs for 1997 increased to $14,386,700 from $12,274,800 in 1996. The $2,111,900 increase was principally due to a $700,000 provision for the reorganization of the company's European clinical research program and a $1,009,400 increase in promotional spending. The remaining $402,500 increase was principally the net result of increased personnel costs of $812,000 being partly offset by a decrease in corporate and insurance expenses of $359,000 and lower travel related expenditures of $65,900.

            Research and development costs for the twelve month period ended December 31, 1997 increased to $16,904,500 from $14,383,300 in 1996. The
$2,521,200 increase was principally due to increased payments for clinical studies and related supplies of $1,575,900, higher personnel related costs of $1,125,600 and travel expenses of $232,900, reflecting primarily the company's Phase III clinical trials of Ethyol for use in radiation therapy and chemotherapy, and for clinical trials of NeuTrexin for use in colorectal cancer.

            Interest expense decreased to $183,400 for the full year 1997 from $537,600 in 1996 due principally to the conversion to equity, in early 1996, of the company's entire $16.5 million convertible debenture issue.

            The basic and diluted net loss for the year ended December 31, 1997 was $7,909,100 or $0.33 loss per common share as compared to a basic and diluted loss of $9,687,400 or $0.43 loss per common share in 1996.

Liquidity and Capital Resources

            Since its inception in 1987, the company has financed operations principally through the sale of equity capital, the issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of December 31, 1998, the company's cash and investments totaled $41,948,900. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

            During 1998, net cash used in operations amounted to $7,596,100 principally reflecting the net effect of the factors discussed above under "Results of Operations" less non-cash charges of $912,300 and a net working capital reduction of $455,800. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due principally to expenditures in research, clinical development, product development, marketing, selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development would have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the health care and reimbursement system existing in each market where the company's products are, or may become, commercially available.

            In January 1999, the company entered into a $20,000,000 stock purchase agreement with a group of private investors lead by Domain Partners IV L.P., a leading health care venture capital fund, and Proquest Investments L.P., an oncology focused venture capital fund. Pursuant to the agreement, the company issued to the investors 2,686,728 shares of Common Stock at a price of $7.44 per share and warrants, exercisable for three years, to purchase 537,346 additional shares of Common Stock at an exercise price of $11.17 per share. The shares were purchased at the average closing price of the company's Common Stock for the 30-day period ending January 26, 1999. The warrant exercise price is a 50% premium over that 30-day average closing price. Except in certain change of control situations, the agreement calls for the investors to hold the purchased securities for at least one year. Following the closing of this transaction, the company had cash and marketable securities of approximately $60 million.

            The company invests its cash in a variety of financial instruments, principally securities issued by the U.S. Government and its agencies, investment grade corporate debt, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rises in interest rates, while floating rate securities may produce less income than expected if interest rates fall. At December 31, 1998, a majority of the company's investments were in floating rate instruments. The company does not expect changes in interest rates to have a material impact on the results of operations. See Note 3 to the consolidated financial statements for additional information with respect to the investment portfolio.

            The company believes its current cash and investments coupled with anticipated revenues generated from product sales and other sources, will be sufficient to cover the company's anticipated level of cash requirements for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, new clinical development initiatives, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditures and other factors as discussed herein. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

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

            The company's net capital expenditures were $843,800 for the year ended December 31, 1998. These expenditures principally relate to the company's sterile products production facility in The Netherlands. This facility was purchased in April 1993 and received regulatory approval for product manufacture and distribution from the Dutch regulatory authority in June 1994 to manufacture the company's products for distribution in the European Community. The facility was also approved by the FDA to manufacture NeuTrexin for the U.S. market in May 1995 and to manufacture Ethyol for the U.S. market in December 1996. The manufacturing facilities of the company and its third party suppliers used to produce its products are required to continually comply with all applicable FDA requirements and those of regulatory authorities in other countries including Good Manufacturing Practices, and are subject to inspection by governmental agencies to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for the company's products will comply with applicable requirements. A mortgage loan of approximately $456,000 relating to the company's facility in The Netherlands is currently outstanding. The purchase price for this facility was $2,250,000 and approximately $4,000,000 in capital improvements have been made since its purchase to make the facility operational and expand its production capacity. Further capital expenditures, estimated at $900,000 are planned during 1999.

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

            In 1995, Scherico, the company's European distributor for Ethyol, launched Ethyol in several European markets where regulatory approvals had been received. In September 1996, an amendment to the company's distribution agreement with Scherico was executed pursuant to which, retroactive to January 1, 1996, Scherico began to purchase Ethyol from the company at a price based on a percentage of in-market net sales.

            In April of 1996, ALZA and the company launched Ethyol in the United States. ALZA has exclusive rights to market the product in the United States for five years and is responsible for sales and marketing. After the initial five-year period, in April 2001, ALZA will have the option to extend its exclusive rights for one year. At the end of ALZA's exclusive period, all U.S. marketing rights to Ethyol will revert to the company, and ALZA will receive payments from the company for ten years (nine years if ALZA exercises the option) based on in-market net sales of the product. ALZA paid the company an up-front payment and initial distribution fee totaling $20 million and an additional milestone payment of $10 million in the second quarter of 1997. The final milestone payment of $5 million was paid in the first quarter of 1998.

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

            The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. Although it is the Company's objective to become profitable as soon as reasonably possible, there can be no assurance that the company will achieve significant revenues or profitable operations.

Risks Associated with the Year 2000

            The Year 2000 issue is the result of computer programs and embedded technology (such as microcontrollers in telephones or laboratory equipment) that use two digits rather than four to define the applicable year. These computer programs and equipment with this type of embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of normal business activities, including, among others, a temporary inability to process transactions and information, send invoices or engage in similar business activities.

            The company is implementing a readiness and remediation plan to address the Year 2000 issue. The first part of this plan was an inventory of the critical software systems and embedded technology at each of the company's facilities, which the company started in the second quarter of 1998 and completed during the first quarter of 1999. The second part of the plan was a detailed assessment of the inventory results, which also was completed during the first quarter of 1999. The third part of the plan involves correcting or replacing the company's software systems and equipment that cannot accurately identify the year 2000. The last part of the plan is an analysis to determine the extent to which the systems of the company's major vendors, customers and commercial partners will be affected by the Year 2000 issue. The company has started work on these last two phases of the plan and expects that they will be completed during the latter half of 1999.

            The Year 2000 readiness and remediation plan is being conducted by the company using internal resources. As of December 31, 1998, the company had spent less than $50,000 fixing Year 2000 issues, including modifying software systems and replacing equipment, and these expenditures have been expensed or capitalized by the affected departments within the company in the normal course of business. The company estimates that the costs of completing its Year 2000 remediation plan will be less than $300,000 and expects to fund these costs from currently available resources.

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

Item 7a. Quantative and Qualitative Disclosure about Market Risk

            Information required for this Item is contained on page 33 of Item 7 of this Form 10-K under the heading "Liquidity and Capital Resources."

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

                  Report of independent auditors

                  Consolidated Balance Sheets at December 31, 1998 and 1997

                  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

            Schedules

                  All financial schedules required to be filed in Part IV, Item 14(a) have been omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

            Reports on Form 8-K

                  The company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1         Restated Certificate of Incorporation (incorporated by reference to
            Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576) filed with the Securities and Exchange Commission on March 22, 1991)

3.1.1 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-00077) filed with the Securities and Exchange Commission on January 5, 1996)

3.1.2 Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 7, 1995)

3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

4.1 Rights Agreement dated as of May 19, 1995 by and between Registrant and Chemical Melon Shareholder Services L.L.C. (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated June 7, 1995)

4.2 Securities Purchase Agreement dated as of January 27, 1999 by and among the Registrant and Domain Partners IV, L.P, DP IV Associates, L.P., and Proquest Investments, L.P. (including form of Warrant) (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 27, 1999)

10.1* Agreement dated August 9, 1991, between the Registrant and Warner-Lambert Company, as amended by Amendment No. 1 dated December 12, 1991, Amendment No. 2 dated March 10, 1994 and Amendment No. 3 dated March 11, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.2        Office Lease Agreement, dated September 1990, between U.S.
            Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576) filed with the Securities and Exchange Commission on March 22, 1991)

10.2.1 Amendment No. 1, dated August 31, 1991, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(I)(ii) to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1992)

10.2.2 Addendum, dated April 8, 1992, to Amendment No. 1 of Office Lease Agreement between U.S. Bioscience and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.2.3 Amendment No. 2, dated June 30, 1995, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996)

10.2.4 Amendment No. 3, dated May 12, 1998, to Office Lease Agreement between U.S. Bioscience and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 1998)

10.3        Lease Agreement, dated June 15, 1992, between U.S. Bioscience, Inc.
            and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.3.1 Amendment No. 1, dated March 17, 1993, to Lease Agreement between the Registrant and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.3.2 Second Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated February 8, 1995 (incorporated by reference to Exhibit 10.3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.3.3 Third Amendment to Lease Agreement between the Registrant and Pickering Associates dated October 12, 1995 (incorporated by reference to Exhibit 10.3.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.3.4 Fourth Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated January 20, 1998 (incorporated by reference to Exhibit 10.3.4 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.4 Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University, as amended May 27, 1988 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989)

10.4.1 Amendment No. 2, dated as of January 23, 1990, to Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University (incorporated by reference to Exhibit 10.13.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 1990)

10.5 Letter agreement, dated January 22, 1992, between the Registrant and Chemsyn Science Laboratories (incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1992)

10.6 License Agreement dated January 30, 1995 between Registrant and National Institutes of Health (incorporated by reference to Exhibit
            10.6 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.7 Agreement for Assignment of Rights, dated January 8, 1988, between the Registrant and Wyeth Laboratories, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989)

10.8* Amended and Restated License Agreement, effective as of May 1, 1993, between the Registrant and Southern Research Institute (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.9 Agreement, dated as of November 25, 1988, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989)

10.9.1 Amendment No. 1, dated March 13, 1992 to Agreement dated as of November 25, 1988, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10(o)(ii) to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1992)

10.10 License Agreement, dated as of December 6, 1990, between the National Technical Information Service and the Registrant (incorporated by reference to Exhibit 10(t) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576) filed with the Securities and Exchange Commission on March 25, 1991)

10.11 Agreement, dated as of January 1, 1995, between Registrant and Applied Analytical Industries, Inc. (incorporated by reference to
            Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.11.1 Amendment, dated April 12, 1995, to Agreement dated January 1995 between Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.11.2 Second Amendment, dated May 6, 1996 to Agreement dated January 1, 1995 between the Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.12 Agreement, dated as of September 23, 1993, between Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit
            10.12 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.12.1 Amendment, dated April 11, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.12.2 Amendment, dated December 12, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12.2 to the

            Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.13 License Agreement, dated February 14, 1992, between the Registrant and Schering Overseas Limited (incorporated by reference to Exhibit
            10.14 to the Registrant's Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 31, 1993)

10.13.1 Amendment dated October 15, 1993 to License Agreement between Registrant and Schering Overseas Limited (incorporated by reference to Exhibit 10.14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.14 Amended and Restated License Agreement dated May 10, 1994 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.15* Distribution and Supply Agreement, dated as of May 10, 1993 between Registrant and Scherico, Ltd. (incorporated by reference to Exhibit
            10.16 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.15.1* Amendment to Distribution and Supply Agreement, dated as of August 31, 1996 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.16.1 to the Registrant's Current Report on Form 8-K/A dated September 19, 1996 filed with the Securities and Exchange Commission on December 19, 1996)

10.16 Agreement, dated as of March 10, 1994 between Registrant and Sipsy S.A. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.17 License Agreement, effective November 28, 1990 between Registrant and National Technical Information Service (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
            1994)

10.18       Non-Executive Stock Option Plan (incorporated by reference to
            Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 1997)

10.19* Ethyol (Amifostine) Distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated December 12, 1995 (incorporated by reference to Exhibit 5 to Registrant's Current Report on Form 8-K dated December 22, 1995)

10.19.1 Amendment No. 2 to Distribution and Marketing Collaboration Agreement between the Registrant and ALZA Corporation dated as of February 3, 1997 (incorporated by reference to Exhibit 10.25.2 to the Registrant's Current Report on Form 8-K dated February 3, 1997)

10.20 Stock Purchase Agreement between the Registrant and ALZA Corporation dated as of February 3, 1997 (incorporated by reference to Exhibit
            10.25.1 to the Registrant's Current Report on Form 8-K dated February 3, 1997)

10.21 License Agreement between the Registrant and Scherico, Ltd. dated as of November 6, 1997 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.21.1 Amendment No. 1 to License Agreement dated as of November 6, 1997 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.27.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

Executive Compensation Plans and Arrangements

10.22 U.S. Bioscience, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981) filed with the Securities and Exchange Commission on November 15, 1991)

10.23 U.S. Bioscience, Inc. 1987 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981) filed with the Securities and Exchange Commission on November 15, 1991)

10.24 U.S. Bioscience, Inc. 1987 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981) filed with the Securities and Exchange Commission on November 15, 1991)

10.25 U.S. Bioscience, Inc. 1991 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981) filed with the Securities and Exchange Commission on November 15, 1991)

10.26 U.S. Bioscience, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
            1995)

10.27 Executive Benefits Plan and related Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.28 Pension Restoration Plan (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.29 Amendment 1996-1 to Pension Restoration Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.30 Agreement between the Registrant and Philip S. Schein, M.D. dated as of March 10, 1998 (incorporated by reference to Exhibit 10.28.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.31 Form of Executive Severance Agreement executed with each Executive Vice President, each elected Vice President, and the Controller of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.32 Executive Severance Agreement, dated September 3, 1996, between the Registrant and C. Boyd Clarke (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.33 Executive severance arrangement, dated March 4, 1997, between the Registrant and C. Boyd Clarke (incorporated by reference to Exhibit
            10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.34 Executive severance arrangement, dated March 4, 1997, between the Registrant and Wolfgang Oster, M.D. (incorporated by reference to
            Exhibit 10.43 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.35 Agreement, dated as of December 31, 1998, between the Registrant and Barbara J. Scheffler

10.36       U.S. Bioscience, Inc. 1999 Incentive Compensation Plan

10.37       Letter agreement dated May 5, 1997 between the Registrant and Robert
            L. Capizzi, M.D. (incorporated by reference to Exhibit 10.40.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.37.1 Letter agreement, dated April 30, 1998, between the Registrant and Robert L. Capizzi, M.D.

22          Subsidiaries of the Registrant

23          Consent of Ernst & Young LLP, Independent Auditors

27          Financial Data Schedule

--------------
* Confidential portions have been omitted and have been separately filed with the Commission.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. BIOSCIENCE, INC.


Date: March 12, 1999                    By: /s/ C. Boyd Clarke
                                            ------------------------------------
                                            Title: President and Chief Executive
                                                   Officer

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

        Signature                                         Title                                     Date
        ---------                                         -----                                     ----
/s/ C. Boyd Clarke                              Principal Executive Officer and Director       March 12, 1999
-----------------------------
C. Boyd Clarke

/s/ Robert I. Kriebel                           Principal Financial Officer and                March 12, 1999
-----------------------------                   Director
Robert I. Kriebel

/s/ Mark R. Bausinger                           Principal Accounting Officer                   March 12, 1999
-----------------------------
Mark R. Bausinger

/s/ Paul Calabresi                              Director                                       March 12, 1999
-----------------------------
Paul Calabresi, M.D.

                                                Director                                       March 12, 1999
-----------------------------
Robert L. Capizzi, M.D.

/s/ Brian H. Dovey                              Director                                       March 12, 1999
-----------------------------
Brian H. Dovey

/s/ Douglas J. MacMaster                        Director                                       March 12, 1999
-----------------------------
Douglas J. MacMaster

/s/ Allen Misher                                Director                                       March 12, 1999
-----------------------------
Allen Misher, Ph.D.

 /s/ George H. Ohye                             Director                                       March 12, 1999
-----------------------------
George H. Ohye

/s/ Betsey Wright
-----------------------------
Betsey Wright                                   Director                                       March 12, 1999

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Report of Independent Auditors............................................   F-2

Consolidated Balance Sheets at December 31, 1998 and 1997.................   F-3

Consolidated Statements of Operations for the years ended December 31,
1998, 1997 and 1996.......................................................   F-4

Consolidated Statements of Cash Flows for the years ended December 31,
1998, 1997 and 1996.......................................................   F-5

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 1998, 1997 and 1996. ........................................   F-6

Notes to Consolidated Financial Statements................................   F-7

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
U.S. Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Bioscience, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bioscience, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 15, 1999

                              U.S. BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31, 1998    DECEMBER 31, 1997
                                                                                              -----------------    -----------------
                                                                 ASSETS
Current assets:
  Cash and cash equivalents                                                                        $  6,771,000        $ 26,569,400
  Investments                                                                                        18,114,200          12,075,100
  Accounts receivable, net of allowances of $727,000 and
      $427,000 in 1998 and 1997, respectively                                                         1,729,600           2,577,400
  Interest receivable                                                                                    29,400             269,700
  Inventories                                                                                         2,873,200           2,434,500
  Other                                                                                                 707,100           1,298,400
                                                                                                   ------------        ------------
            Total current assets                                                                     30,224,500          45,224,500

  Investments in long-term securities                                                                17,063,700          12,006,300
  Property, plant and equipment at cost, less accumulated depreciation                                5,433,700           5,149,800
                                                                                                   ------------        ------------
            Total assets                                                                           $ 52,721,900        $ 62,380,600
                                                                                                   ============        ============

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related payroll taxes payab                                             $  1,183,000        $  1,926,200
  Accrued clinical grants payable                                                                     4,167,100           2,790,500
  Accrued product manufacturing costs payable                                                           795,400             798,700
  Accrued  marketing costs payable                                                                      390,300             437,400
  Accrued professional fees payable                                                                   1,478,500             977,200
  Line of credit                                                                                        849,300             745,300
  Current maturities of long-term debt                                                                  645,800             747,100
  Accounts payable and other accrued liabilities                                                      2,035,100           3,967,500
                                                                                                   ------------        ------------
            Total current liabilities                                                                11,544,500          12,389,900

Long-term liabilities:
  Long-term debt, net of current maturities                                                             522,600           1,135,000
  Other long-term liabilities                                                                         1,921,600           1,831,900
                                                                                                   ------------        ------------
            Total long-term liabilities                                                               2,444,200           2,966,900
                                                                                                   ------------        ------------
            Total liabilities                                                                        13,988,700          15,356,800

Stockholders' equity:
  Preferred stock, $.005 par value-5,000,000 shares authorized;
      none issued                                                                                            --                  --
  Common stock, $.01 par value-50,000,000 shares authorized; 24,363,200 shares issued and outstanding at  December 31, 1998, and 24,208,100 shares
      issued and outstanding at December 31, 1997                                                       243,600             242,100
Additional paid-in capital                                                                          170,645,100         169,905,800
Accumulated deficit                                                                                (131,580,200)       (122,526,300)
Accumulated other comprehensive loss                                                                   (430,700)           (597,800)
                                                                                                   ------------        ------------
                                                                                                     38,877,800          47,023,800
Less cost of treasury stock - 13,600 shares                                                            (144,600)                 --
                                                                                                   ------------        ------------
            Total stockholders' equity                                                               38,733,200          47,023,800
                                                                                                   ------------        ------------
            Total liabilities and stockholders' equity                                             $ 52,721,900        $ 62,380,600
                                                                                                   ============        ============

                             See accompanying notes

                             U. S. BIOSCIENCE, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------------------
                                                                                1998                 1997                  1996
                                                                           ------------         ------------           -------------
Revenues:
  Net sales                                                                $ 20,729,700          $ 12,985,800          $ 10,785,200
  Net investment income                                                       2,736,300             2,824,000             2,335,300
  Licensing, royalty and other income                                         6,004,900            11,913,500             7,343,500
                                                                           ------------            ----------            ----------
                                                                             29,470,900            27,723,300            20,464,000

Expenses:
  Cost of sales                                                               5,787,800             4,157,800             2,955,700
  Selling, general and administrative costs                                  13,546,200            14,386,700            12,274,800
  Research and development costs                                             19,041,900            16,904,500            14,383,300
  Interest expense                                                              148,900               183,400               537,600
                                                                           ------------            ----------            ----------
                                                                             38,524,800            35,632,400            30,151,400
                                                                           ------------            ----------            ----------

Net loss                                                                   $ (9,053,900)           (7,909,100)           (9,687,400)
                                                                           ============            ==========            ==========


Basic and diluted loss per common share                                    $      (0.37)                (0.33)                (0.43)
                                                                           ============            ==========            ==========


Weighted average number of common shares outstanding                         24,306,500            23,872,000            22,395,600

                             See accompanying notes

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 YEAR  ENDED DECEMBER 31,
                                                                                          --------------------------------------
                                                                                          1998             1997             1996
                                                                                    -------------    -------------    -------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
    Net loss                                                                        $  (9,053,900)   $  (7,909,100)   $  (9,687,400)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation                                                                      890,300          819,100        1,054,800
        Loss on disposal of property, plant and equipment                                      --          270,900               --
        Compensation element of stock option grants                                        40,000           40,000               --
        (Gain) loss on investments                                                        (18,000)          26,900            8,700
        Amortization of debenture interest                                                     --               --          154,300
        Change in accounts receivable                                                     847,800         (651,200)      (1,123,700)
        Change in interest receivable                                                     240,300          (49,000)        (160,700)
        Change in inventories                                                            (326,300)          30,800         (482,900)
        Change in other current assets                                                    600,300          296,300        5,312,500
        Change in current liabilities                                                    (906,300)          48,100       (4,166,400)
        Change in other long-term liabilities                                              89,700          370,100          426,000
                                                                                    -------------    -------------    -------------
             Total adjustments                                                          1,457,800        1,202,000        1,022,600
                                                                                    -------------    -------------    -------------
             Net cash provided by (used in) operating activities                       (7,596,100)      (6,707,100)      (8,664,800)

Cash flows provided by (used in) investing activities:
        Proceeds from investments matured and sold                                     43,561,400      100,879,100       43,212,500
        Purchase of investments                                                       (54,657,900)    (101,338,600)     (62,875,300)
        Purchase of property, plant and equipment                                        (843,800)        (876,600)      (1,057,200)
                                                                                    -------------    -------------    -------------
             Net cash provided by (used in) investing activities                      (11,940,300)      (1,336,100)     (20,720,000)

Cash flows provided by (used in) financing activities:
        Proceeds from issuance of common stock and private placement
          of securities                                                                     5,100       21,441,000          191,900
        Purchase of treasury stock                                                       (144,600)              --               --
        Proceeds from exercise of stock options                                           695,700          730,300        1,258,800
        Proceeds from line of credit                                                       45,600          181,600           92,100
        Repayment of long-term debt                                                      (751,200)        (606,500)        (689,200)
                                                                                    -------------    -------------    -------------
             Net cash provided by (used in) financing activities                         (149,400)      21,746,400          853,600

Effect of exchange rate changes on cash                                                  (112,600)        (188,600)         (32,800)
                                                                                    -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents                                  (19,798,400)      13,514,600      (28,564,000)
Cash and cash equivalents-beginning of year                                            26,569,400       13,054,800       41,618,800
                                                                                    -------------    -------------    -------------
Cash and cash equivalents-end of year                                               $   6,771,000    $  26,569,400    $  13,054,800
                                                                                    =============    =============    =============
Supplemental cash flow disclosure:
        Interest paid                                                               $     125,700    $     156,700    $     629,100
        Subordinate debentures and accrued interest converted to common stock                  --               --    $  16,841,700

                             See accompanying notes

                              U.S. BIOSCIENCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             COMMON STOCK
                                                             ------------                      ADDITIONAL
                                                    NUMBER OF                                   PAID-IN
                                                     SHARES                 AMOUNT              CAPITAL
                                                   ----------          -------------         -------------

Balance at December 31, 1995                        21,046,800         $     210,500         $ 133,157,700

  Proceeds from exercise of stock options              255,500                 2,500             1,256,300
  Conversion of warrants                                   200                    --                 4,500
  Conversion of debentures                           1,577,400                15,800            16,825,900
  Comprehensive loss:
  Net loss for the year ended
       December 31, 1996                                    --                    --                    --
  Foreign currency translation adjustment                   --                    --                    --
  Unrealized gain (loss) on investments                     --                    --                    --

      Comprehensive loss
                                                    ----------         -------------         -------------
Balance at December 31, 1996                        22,879,900         $     228,800         $ 151,244,400

  Proceeds from exercise of stock options              149,300                 1,500               728,800
  Compensation related to stock options                     --                    --                40,000
  Issuance of shares ($18.256 per share,             1,178,900                11,800            17,892,000
  Conversion of warrants                                    --                    --                   600
  Comprehensive loss:
  Net loss for the year ended
      December 31, 1997                                     --                    --                    --
  Foreign currency translation adjustment                   --                    --                    --
  Unrealized gain (loss) on investments                     --                    --                    --

      Comprehensive loss
                                                    ----------         -------------         -------------
Balance at December 31, 1997                        24,208,100         $     242,100         $ 169,905,800

  Proceeds from exercise of stock options              154,800                 1,500               694,200
  Compensation related to stock options                     --                    --                40,000
  Treasury stock                                            --                    --                    --
  Conversion of warrants                                   300                    --                 5,100
  Comprehensive loss:
  Net loss for the year ended
      December 31, 1998                                     --                    --                    --
  Foreign currency translation adjustment                   --                    --                    --
  Unrealized gain (loss) on investments                     --                    --                    --

      Comprehensive loss
                                                    ----------         -------------         -------------
Balance at December 31, 1998                        24,363,200         $     243,600         $ 170,645,100
                                                    ==========         =============         =============

                                                                                             ACCUMULATED
                                                                                                 OTHER                  TOTAL
                                                  ACCUMULATED           TREASURY            COMPREHENSIVE            STOCKHOLDERS'
                                                    DEFICIT               STOCK             INCOME / (LOSS)             EQUITY
                                                 -------------        --------------        ---------------        ---------------
Balance at December 31, 1995                     $(104,929,800)        $          --         $     349,500         $  28,787,900

  Proceeds from exercise of stock options                   --                    --                    --             1,258,800
  Conversion of warrants                                    --                    --                    --                 4,500
  Conversion of debentures                                  --                    --                    --            16,841,700
  Comprehensive loss:
  Net loss for the year ended
       December 31, 1996                            (9,687,400)                   --                    --            (9,687,400)
  Foreign currency translation adjustment                   --                    --              (301,300)             (301,300)
  Unrealized gain (loss) on investments                     --                    --                (9,900)               (9,900)
                                                                                                                   --------------
      Comprehensive loss                                                                                              (9,998,600)
                                                 -------------         -------------         -------------         -------------
Balance at December 31, 1996                     $(114,617,200)        $          --         $      38,300         $  36,894,300

  Proceeds from exercise of stock options                   --                    --                    --               730,300
  Compensation related to stock options                     --                    --                    --                40,000
  Issuance of shares ($18.256 per share,                    --                    --                    --            17,903,800
  Conversion of warrants                                    --                    --                    --                   600
  Comprehensive loss:
  Net loss for the year ended
      December 31, 1997                             (7,909,100)                   --                    --            (7,909,100)
  Foreign currency translation adjustment                   --                    --              (663,100)             (663,100)
  Unrealized gain (loss) on investments                     --                    --                27,000                27,000
                                                                                                                   --------------
      Comprehensive loss                                                                                              (8,545,200)
                                                 -------------         -------------         -------------         -------------
Balance at December 31, 1997                     $(122,526,300)        $          --         $    (597,800)        $  47,023,800

  Proceeds from exercise of stock options                   --                    --                    --               695,700
  Compensation related to stock options                     --                    --                    --                40,000
  Treasury stock                                            --              (144,600)                   --              (144,600)
  Conversion of warrants                                    --                    --                    --                 5,100
  Comprehensive loss:
  Net loss for the year ended
      December 31, 1998                             (9,053,900)                   --                    --            (9,053,900)
  Foreign currency translation adjustment                   --                    --               185,100               185,100
  Unrealized gain (loss) on investments                     --                    --               (18,000)              (18,000)
                                                                                                                   -------------
      Comprehensive loss                                                                                              (8,886,800)
                                                 -------------         -------------         -------------         -------------
Balance at December 31, 1998                     $(131,580,200)        $    (144,600)        $    (430,700)        $  38,733,200
                                                 =============         =============         =============         =============

                             See accompanying notes

                              U.S. BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

1. Business and Organization

      U.S. Bioscience, Inc. ("the company"), was incorporated in the State of Delaware on May 7, 1987. The company has two wholly-owned operating subsidiaries; USB Pharma B.V. incorporated in The Netherlands and USB Pharma Limited incorporated in the United Kingdom. USB Pharma B.V. operates the company's manufacturing plant located in Nijmegen, The Netherlands, and USB Pharma Limited manages the company's European clinical research activities. The company also has two wholly-owned inactive subsidiaries in the State of Delaware, USB Resources, Inc. and USB Technologies, Inc.

      From the company's inception until March 31, 1998 the company was considered for accounting purposes a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7 "Development Stage Enterprises." During its development stage, the company devoted a substantial portion of its efforts toward raising capital, developing its initial product portfolio, establishing its manufacturing, laboratory and research capabilities and structure and organizing its worldwide commercial presence principally through the establishment of distribution agreements with established pharmaceutical companies. During the quarter ended March 31, 1998, the company completed a planned change in senior management and the transition from a development stage enterprise to an enterprise focusing on commercial operations and marketing.

      The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. Through December 31, 1998, the company's revenues have been derived principally from the sale of drug products, Hexalen, NeuTrexin and Ethyol, from licensing of rights to develop and market certain products, from contract development activities and from investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities and corporate organizational and administrative activities.

2. Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments

      The company determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The investments held by the company at December 31, 1998 and 1997 were classified as "available for sale." Unrealized gains and losses have been reported separately as a component of other comprehensive income (loss) .

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

Fair Values of Financial Instruments

      Fair values of cash equivalents, investments, accounts receivable, payables, the line of credit and long term debt approximate their carrying values.

Product Revenues

      Product revenues are recognized upon shipment to the customer. The company's product revenues to date have principally been domestic sales of drug products Hexalen and NeuTrexin primarily to drug wholesalers in the United States and sales of Ethyol to the company's distribution partners. During 1998, 1997 and 1996 a significant portion of the company's sales and accounts receivable related to ALZA, the company's US distribution partner for Ethyol.

Research and Development Costs

      All costs of research and development activities are expensed as incurred.

Reclassification

      Certain prior year amounts have been reclassified to conform with the current year presentation.

Patents and Trademarks

      It is the company's practice to seek patent and trademark protection on processes and products in various countries. Patent and trademark application costs are expensed as incurred.

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation

      All balance sheet accounts have been translated using exchange rates in effect at the balance sheet date. Income statement amounts have been translated using monthly average exchange rates for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of other comprehensive income (loss).

Net Loss Per Share

      Basic earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities. The company incurred losses in 1998, 1997 and 1996 and therefore the effect of stock options, warrants and convertible securities were anti-dilutive.

Accounting for Stock Options

      The company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Note 14 to these consolidated financial statements includes the required disclosure and pro forma information provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123").

Newly Adopted Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income. SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. Both SFAS 130 and SFAS 131 were adopted by the company in 1998. Notes 9 and 10 to these consolidated financial statements includes the required disclosure provided under SFAS 130 and SFAS 131, respectively. The adoption of SFAS 130 and SFAS 131 had no impact on the company's results of operations or financial condition.

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Investments

      Investments are comprised of the following:

                                                                       Fair Value at
            Name of Issuer             Principal          Amortized    Balance Sheet
          and Title of Each              Amount              Cost           Date
------------------------------------------------------------------------------------
December 31, 1998
U.S. Government obligations
    Treasury Notes                         $5,599,900     $5,641,800      $5,640,600
    Federal Home Loan Mortgage              3,451,800      3,465,500       3,466,300
                                   -------------------------------------------------
        Sub-total                           9,051,700      9,107,300       9,106,900

Corporate Bonds                            24,423,700     24,444,900      24,600,100

Corporate Discount Notes                    1,464,500      1,470,000       1,470,900
                                   -------------------------------------------------
Total                                     $34,939,900    $35,022,200     $35,177,900
                                   =================================================
December 31, 1997

U.S. Government obligations
   Treasury Notes                          $1,995,600     $1,998,000      $2,000,000

Corporate Bonds                            16,904,400     16,902,400      16,918,000

Corporate Discount Notes                    5,031,600      5,163,900       5,163,400
                                   -------------------------------------------------
Total                                     $23,931,600    $24,064,300     $24,081,400
                                   =================================================

      The amortized cost and fair market value of investments at December 31, 1998 and 1997, by contractual maturities are:

                                    1998                        1997
                          -------------------------   -------------------------
                           Amortized        Fair      Amortized         Fair
                              Cost         Value         Cost          Value
                          -----------   -----------   -----------   -----------
Due in one year or less   $18,068,600   $18,114,200   $12,065,800   $12,075,100
Due after one year
  through two years         9,488,400     9,576,700     7,500,000     7,510,600
Due after two years
  through four years        7,465,200     7,487,000     4,498,500     4,495,700
                          -----------   -----------   -----------   -----------
Total                     $35,022,200   $35,177,900   $24,064,300   $24,081,400
                          ===========   ===========   ===========   ===========

4. Accounts Receivable Allowance

      The company establishes an allowance in accounts receivable for potentially uncollectible accounts, for estimated credits to be issued for returned product and for estimated price adjustments related to the non-commercial use of Ethyol by its U.S. distributor. The following is a rollforward of this allowance:

                                    1998        1997         1996
                                    ----        ----         ----
Balance at begining of the year   $ 427,000   $ 257,000    $ 142,600
Additions (charged to expense)      300,000     220,000      114,400
Deductions                               --     (50,000)          --
                                  ---------   ---------    ---------
Balance at end of year            $ 727,000   $ 427,000    $ 257,000
                                  =========   =========    =========

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Inventories

      Inventory balances at December 31, are as follows:

                            1998               1997
                        ------------       ------------
Raw materials           $  1,086,900       $    752,000
Work in process            1,014,700          1,376,000
Finished goods               771,600            306,500
                        ------------       ------------
Total                   $  2,873,200       $  2,434,500
                        ============       ============

6. Property, Plant and Equipment

      Property, plant and equipment balances at December 31, are as follows:

                                                      1998            1997
                                                 -------------    -------------
Land, buildings, and leasehold improvements      $   2,034,900    $   1,871,800
Equipment, furniture and fixtures                   10,131,200        8,965,700
Accumulated depreciation                            (6,732,400)      (5,687,700)
                                                 -------------    -------------
Property, plant and equipment, net               $   5,433,700    $   5,149,800
                                                 =============    =============

7. Long-Term Debt

      Long-term debt at December 31, consisted of:

                                   1998               1997
                              -------------       ------------
MELF equipment loan           $     106,900       $    180,600
Mortgage loan                       456,000            462,100
Term loan                           500,000          1,100,000
Capital lease obligations           105,500            139,400
                              -------------       ------------
                              $   1,168,400       $  1,882,100
Less current portion                645,800            747,100
                              -------------       ------------
Long-term debt                $     522,600       $  1,135,000
                              =============       ============

      Maturities of long-term debt for each of the five years succeeding December 31, 1998 are as follows; 1999--$645,800; 2000--$106,700; 2001--$75,700;
2002--$56,700; 2003--$43,200 and thereafter $240,300.

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

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

      In June 1995, the company received a term loan from its principal bank in the amount of $2,400,000. This loan will fully amortize in the fourth quarter of 1999, bears an annual interest rate of 6.86% and is collateralized by a portion of the company's investment portfolio.

8. Line of Credit

      In June 1995, the company established a $1,000,000 credit line with an international financial institution. This line of credit is denominated in Dutch Guilders, currently bears an annual interest rate of 5.3125% and is utilized by the company's subsidiary, USB Pharma B.V., for funding working capital requirements. As of December 31, 1998, approximately $850,000 of this credit line has been utilized. The credit line is guaranteed by U.S. Bioscience, Inc. and collateralized by a portion of the company's investment portfolio. The weighted average interest rates on the line of credit for the years ended December 31, 1998 and 1997 were 5.3% and 4.6%, respectively.

9. Accumulated Other Comprehensive Loss

      The components of other comprehensive loss are as follows:

                                                       Currency     Unrealized Gain
                                                     Translation   on Available-for
                                                      Adjustment    Sale Securities     Total
                                                      ----------    ---------------     -----
Balance at December 31, 1995                          $ 349,500        $      --      $ 349,500

Currency transaction adjustment                        (301,300)              --       (301,300)

Unrealized gain on available for sale securities             --           (9,900)        (9,900)
                                                      ---------        ---------      ---------
Balance at December 31, 1996                             48,200           (9,900)        38,300

Currency Translation adjustment                        (663,100)              --       (663,100)

Unrealized gain on available for sale securities             --           27,000         27,000
                                                      ---------        ---------      ---------
Balance at December 31, 1997                           (614,900)          17,100       (597,800)

Currency transaction adjustment                         185,100               --        185,100

Unrealized gain on available for sale securities             --          (18,000)       (18,000)
                                                      ---------        ---------      ---------

Balance at December 31, 1998                          $(429,800)       $    (900)     $(430,700)
                                                      =========        =========      =========

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Segment Disclosures

      The company operates in only one "dominant segment," as substantially all of its combined revenues, losses and assets are derived and utilized in the development and commercialization of pharmaceutical products used in the treatment of cancer. The company had revenue from two major customers which accounted for 47% and 14% in 1998, 53% and 13% in 1997, and 16% and 33% in 1996,
respectively of total revenue.

      A summary of revenues from customers, net income/(loss) and identifiable assets by geographic area for the years ending December 31, is as follows:

                                 1998               1997               1996
                                 ----               ----               ----
Revenues from customers:
   United States             $ 21,697,000       $ 20,331,300       $  9,853,200
   International                5,037,600          4,568,000          8,275,500
                             ------------       ------------       ------------
                             $ 26,734,600       $ 24,899,300       $ 18,128,700
                             ============       ============       ============
Net income / (loss)
   United States             ($ 6,698,800)      ($ 1,486,200)      ($ 3,057,000)
   International               (2,355,100)        (6,422,900)        (6,630,400)
                             ------------       ------------       ------------
                             ($ 9,053,900)      ($ 7,909,100)      ($ 9,687,400)
                             ============       ============       ============
Identifiable assets:
   United States             $ 47,516,800       $ 57,193,800       $ 43,047,100
   International                5,205,100          5,186,800          6,064,000
                             ------------       ------------       ------------
                             $ 52,721,900       $ 62,380,600       $ 49,111,100
                             ============       ============       ============

11. Commitments

      The company leases office, warehouse and laboratory space under four operating leases, the last of which terminates in December 2003. Future minimum annual lease payments are as follows: 1999 -- $1,036,300; 2000 -- $1,001,800;
2001 -- $846,300; 2002 -- $846,300 and 2003 -- $715,200. Rent expense for each of the years ended December 31, was; 1998 -- $907,200; 1997 -- $1,036,200 and
1996 -- $911,400. The lease on the company's principal office expires in October 2003. However, both the company and the landlord have early termination rights effective October 31, 2000 and October 31, 2001. The above minimum lease payments assume that neither the company nor the landlord exercise such rights.

      The company has entered into various license agreements with unrelated parties which provide the company with rights to develop, produce and market drugs and related therapies which the company believes demonstrate effectiveness in the treatment of cancer and allied diseases. The agreements allow the company to use certain knowledge and patent rights of the licensors. Terms of the agreements require the company to pay percentage fees and royalties of varying amounts based upon defined future net sales, if any, and in general, variable percentages of any royalty income received from foreign licensees. Some of the agreements also require minimum annual payments and the payment of lump sums upon the achievement of certain milestones in the clinical development of the chemical compound. For the years ended December 31 listed below, the company has incurred sales related royalty expense as follows: 1998 -- $1,247,600; 1997 -- $728,300 and 1996 -- $488,700.

      As of December 31, 1998, the company had contracted, and continues to contract, with third parties to serve as clinical investigators of certain investigational drugs through terms, in general, expiring in 1999 and 2000. The clinical investigators are compensated in accordance with their respective agreements. As of December 31, 1998, the clinical investigator agreements, in the aggregate, provide for minimum payments of approximately $8,348,500 over the terms of the agreements, of which approximately $4,279,000 had been paid through December 31, 1998.

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Major Distribution and Marketing Agreements

      The company has an exclusive marketing and distribution agreement with ALZA Corporation ("ALZA") for Ethyol in the United States. Under the terms of this agreement, ALZA has exclusive rights to market Ethyol in the United States through March 2001 and is responsible for sales and marketing; the company's sales force co-promotes the product with ALZA. After the initial five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol revert to the company, and ALZA will receive payments from the company for ten years (nine years if ALZA exercises the option) based on sales of Ethyol in the United States. ALZA paid the company $14 million in December 1995 and $6 million in January 1996 as initial fees for the rights noted above. In July 1997, ALZA made an additional clinical milestone payment to the company of $10 million and in February 1998, ALZA made the final clinical milestone payment of $5 million. There can be no assurance that the marketing of Ethyol in the United States will result in meaningful revenues to the company.

      In May 1996, the company entered into a co-promotion agreement with ALZA to co-promote the company's products, Hexalen and NeuTrexin in the United States. Under the terms of this agreement, the company pays ALZA a commission, which is based upon a percentage of net sales of Hexalen and NeuTrexin in the United States above a base level of sales. The commission payment is subject to an annual minimum and the commission percentage rises as net sales increase. The company elected to give ALZA notice of termination under this agreement in December 1998 and the termination will become effective in June 1999. Under the terms of the original agreement, ALZA's sales force will continue to co-promote Hexalen and NeuTrexin through June 1999, at which time the company will assume all promotional activities. At the end of the co-promotion term, the agreement provides for ALZA to be paid a residual commission. The residual commission is based on a percentage of net sales during the residual period subject to a maximum payment of a decreasing percentage of actual commission payments made to ALZA under the agreement during the co-promotion period. At December 31, 1998, the company accrued $100,000 payable to ALZA related to this agreement. There can be no assurance that the marketing of Hexalen and NeuTrexin in the United States will result in meaningful revenues to the company.

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

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

written notice to the company of its desire to terminate the agreement. There can be no assurance that the Agreement will not be terminated by Scherico. There can be no assurance that the marketing of Ethyol in the European Territories will result in meaningful revenues to the company.

13. Common Stock

      Voting rights of common stock are one vote per share. The company's Certificate of Incorporation, as amended, permits the company's Board of Directors, without further approval of the company's stockholders, except as may be required by Delaware law or the rules of the American Stock Exchange, to issue additional shares of the company's common stock, from time to time as the Board of Directors may determine, for such consideration as the Board of Directors establishes. This provides flexibility in structuring possible acquisitions of other businesses, enables the company to raise additional equity capital, if and when needed, and allows the Board of Directors, in its discretion, to declare stock splits or stock dividends in the future. The company has no present definitive plans, arrangements or understandings with respect to possible acquisitions, financings, stock splits or dividends requiring the availability of additional authorized common stock.

      The company has a Preferred Stock Purchase Rights Plan (the "Rights Plan") designed to protect company stockholders in the event of takeover actions that would deny them the full value of their investment. Each stock certificate representing outstanding shares of Common Stock of the company also represents the same number of rights to purchase, under certain circumstances, shares of Series A Junior Preferred Stock of the company (the "Rights"). The Rights will become exercisable only in the event, with certain exceptions, a person or group of related persons accumulates 15 percent or more of the company's voting stock. The Rights will expire on May 29, 2005. Each Right entitles the holder to buy two one-hundredths of a share of the new Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either company stock or shares in an "acquiring entity" at half the market value. The company generally will be entitled to redeem the Rights at one-twentieth of one cent ($.0005) per Right at any time until the tenth day following the acquisition by any person or group of related persons of 15 percent or more of the company's outstanding voting stock. Until such time, the Rights automatically trade with the underlying common stock.

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

14. Stock Option Plans

      The company has adopted various stock option plans, primarily as incentives for recipients to remain affiliated with the company. At December 31, 1998, 5,611,172 shares of common stock were reserved for issuance pursuant to company stock option plans. Option plan grants generally are exercisable at rates from 20% to 33 1/3% per year, beginning one year from the date of grant. With the exception of options granted to certain consultants and advisors to the company, all options expire 10 years from the date of grant.

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

      Detail information concerning stock option plans is as follows:

                                                                 1987           1991                                        1996
                                  1987           1987          SPECIAL        SPECIAL                        NON-           NON-
                                INCENTIVE        NON-            NON-           NON-          1992        EXECUTIVE       EMPLOYEE
                              STOCK OPTION     STATUTORY      STATUTORY      STATUTORY    STOCK OPTION   STOCK OPTION    DIRECTORS
                                  PLAN        STOCK OPTION   STOCK OPTION   STOCK OPTION      PLAN           PLAN       STOCK OPTION
                                                 PLAN            PLAN           PLAN                                        PLAN

                              ------------------------------------------------------------------------------------------------------
OPTIONS AUTHORIZED                1,000,000     1,000,000         500,000      1,000,000     2,850,000      2,250,000         50,000
                              ======================================================================================================
OPTIONS OUTSTANDING                 200,400       584,300          48,600        318,400       956,600        368,200              0
        DECEMBER 31, 1995

      GRANTED                             0             0               0              0       687,800        505,700              0
      EXERCISED                     (24,500)      (30,500)        (11,700)       (36,700)     (121,800)       (30,300)             0
      CANCELED                       (3,800)            0               0        (57,000)      (26,500)      (143,800)             0
                              ------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING                 172,100       553,800          36,900        224,700     1,496,100        699,800              0
        DECEMBER 31, 1996
                              ======================================================================================================

      GRANTED                             0             0               0              0       550,000        494,300          5,900
      EXERCISED                     (26,700)      (37,000)         (2,700)        (6,200)      (57,800)       (19,000)             0
      CANCELED                         (200)            0               0         (1,000)     (110,400)      (114,700)             0
                              ------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING                 145,200       516,800          34,200        217,500     1,877,900      1,060,400          5,900
        DECEMBER 31, 1997
                              ======================================================================================================

      GRANTED                             0             0               0              0       854,000      1,107,100          6,000
      EXERCISED                     (51,500)      (48,500)              0         (2,300)      (42,600)       (10,100)             0
      CANCELED                            0             0               0         (2,500)     (129,100)      (152,300)             0
------------------------------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING                  93,700       468,300          34,200        212,700     2,560,200      2,005,100         11,900
        DECEMBER 31, 1998
====================================================================================================================================

      A summary of stock option prices and exercisable shares for stock option plans is as follows:

                                                     TOTAL        OPTION       OPTION       WEIGHTED        SHARES
                                                   ACTIVITY        PRICE        PRICE       AVERAGE       EXERCISABLE
                                                   ALL PLANS        PER          PER        EXERCISE          AT
                                                   (SHARES)        SHARE        SHARE        PRICE         YEAR-END
                                                                   (LOW)       (HIGH)
                                             ---------------------------------------------------------------------------
OPTIONS OUTSTANDING DECEMBER 31, 1995              2,476,500       $4.62       $30.20        $6.51         1,180,850

   GRANTED                                         1,193,500      $10.00       $16.75        $13.07            --
   EXERCISED                                       (255,500)       $4.88       $10.25        $4.93             --
   CANCELED                                        (231,100)       $4.88       $30.20        $13.63            --
                                             ---------------------------------------------------------------------------
OPTIONS OUTSTANDING DECEMBER 31, 1996              3,183,400       $4.62       $30.20        $8.66         1,283,400

   GRANTED                                         1,050,200       $2.88       $15.00        $14.04            --
   EXERCISED                                       (149,400)       $4.88        $4.88        $4.91             --
   CANCELED                                        (226,300)       $4.88       $22.00        $12.52            --
                                             ---------------------------------------------------------------------------
OPTIONS OUTSTANDING DECEMBER 31, 1997              3,857,900       $2.88       $30.20        $10.05        1,765,100

   GRANTED                                         1,967,100       $5.88       $10.94        $8.74             --
   EXERCISED                                       (155,000)       $4.88        $8.00        $4.90             --
   CANCELED                                        (283,900)       $4.88       $14.75        $12.38            --
------------------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING DECEMBER 31, 1998              5,386,100       $2.88       $30.20        $9.59         2,239,400
========================================================================================================================

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The price range of outstanding and exercisable stock options as at December 31, 1998 is as follows:

                        OPTIONS         WEIGHTED         WEIGHTED          OPTIONS        WEIGHTED
                     OUT-STANDING        AVERAGE          AVERAGE         EXERCIS-        AVERAGE
RANGE OF OPTION           AT            REMAINING        EXERCISE           ABLE          EXERCISE
EXERCISE PRICES        YEAR-END         CONTRACT           PRICE             AT            PRICE
                                          LIFE          OUTSTANDING       YEAR-END      EXERCISABLE
                                         (YEARS)          OPTIONS                         OPTIONS
----------------------------------------------------------------------------------------------------
  $2.88 - $4.63           16,900          8.08             $3.39             14,900         $3.22

  $4.88 - $5.25        1,461,600          3.95             $4.88          1,352,200         $4.88

  $5.63 - $8.00        1,073,400          9.77             $7.03             21,400         $7.00

 $8.75 - $11.19        1,215,800          8.80            $10.70            166,100        $10.59

$11.63 - $30.20        1,618,400          7.63            $14.76            684,800        $15.40
----------------------------------------------------------------------------------------------------
 $2.88 - $30.20        5,386,100          7.33             $9.59          2,239,400         $8.53
====================================================================================================

      The exercise price of options currently granted under the plans is equal to the fair market value of the underlying share of common stock at the time of grant, except in respect to the 1996 Non-employee Directors Stock Option Plan where options are granted in lieu of annual fees. Options for which the exercise price is less than the fair market value at the time of grant are considered compensatory and the difference in value is charged to operations.

      The company has elected to follow Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") requires the use of option valuation models that were not developed for use in valuing employee incentive stock options.

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by FASB 123, which also requires that the information be determined as if the company has accounted for stock options granted subsequent to December 31, 1994 under the fair value method of FASB 123. The fair value for the company's stock options granted subsequent to December 31, 1994 is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998; risk-free interest rate of 6.28%, 5.60% and 4.77% respectively; no expected dividend payments; volatility factors of the expected market price of the company's common stock, based on historical volatility, of 0.4252; 0.5341 and 0.6843 respectively; and a weighted-average expected life of the option of 8.00, 6.12 and 5.83 years, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. As noted above, the company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in managements opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the company's stock options. The weighted average fair values of option grants, as calculated using the Black-Scholes option valuation model, for the years ending December 31 are as follows: 1998 -- $5.66; 1997 -- $8.06; and 1996 -- $7.63.

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      For purposes of pro forma disclosure under FASB 123, the estimated fair value of the company's options is amortized over the option's vesting period. The company's pro forma information is as follows:

                                          1998              1997             1996
                                      -------------     -------------    -------------
Net loss as reported under APB 25      ($9,053,900)      ($7,909,100)     ($9,687,400)

Stock option expense per FASB 123       (5,400,600)       (4,062,600)      (1,304,400)
                                      -------------     -------------    -------------
Pro forma net loss                    ($14,454,500)     ($11,971,700)    ($10,991,800)

Pro forma net loss per common share         ($0.59)           ($0.50)          ($0.49)

      Because FASB 123 is applicable only to options granted subsequent to December 31,1994, its pro forma effect will not be fully reflected until the year 2000 due to the five year vesting period of options granted in 1995, the initial year pro forma disclosure of stock option accounting under FASB 123 was required.

15. Employee Benefit Plans

      The company has a defined contribution pension plan covering substantially all of its U. S. employees, subject to age and service requirements. In addition, the company has an Employee Savings Plan 401(k) available for all of its U.S. employees subject to age and service requirements and matches employee contributions in an amount equal to the lesser of one-third of the employee's contribution or 2% of the employee's compensation subject to government tax regulation limits. The company also provides a deferred compensation program for certain executives of the company. The company funded Employee Savings Plan 401(k) costs during 1998 on a monthly basis. The company funded pension costs on a quarterly basis in 1998. Amounts accrued under the deferred compensation plan are reflected as "Long-term Liabilities" in the company's consolidated balance sheet. Costs of the Employee Pension Plan, the Employee Savings Plan 401(k) and the deferred compensation plans were for the years ended December 31, 1998--$1,260,000, 1997--$1,226,400 and 1996--$993,000.

16. Income Taxes

      As of December 31, 1998, the company had a net operating loss carry forward of approximately $140,220,000 for federal income tax purposes. In addition, the company had a research and development tax credit carry forward of $6,159,000.

      The company records deferred tax assets and liabilities for the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance equal to the net deferred tax asset has been recorded on the basis of the uncertainty with respect to the ultimate realization of the net deferred tax assets. Due to this uncertainty, no benefit has been recorded for the year ended December 31, 1998, or any prior period for any net operating loss carryforwards or other deferred tax assets generated during the year.

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Significant components of the company's estimated deferred tax assets and liabilities as at December 31, 1998 and 1997 are as follows:

                                                                  1998            1997
                                                                  ----            ----
   Deferred tax assets
       Net operating loss carryforwards(1)                    $ 50,690,600    $ 48,091,200
       Book over income tax depreciation                           114,600         174,800
       Research and development tax credits                      6,159,800       5,338,000
       Other non-salary compensation and benefits                  877,000         869,500
       Other, principally reserves                                 729,200         308,600
                                                              ------------    ------------
       Total deferred tax assets                                58,571,200      54,782,100
   Deferred tax liabilities
       Prepaid expenses                                           (102,800)       (121,200)
                                                              ------------    ------------
       Total deferred tax liabilities                             (102,800)       (121,200)
                                                              ------------    ------------
                                                                58,468,400      54,660,900
   Valuation allowance for net deferred tax assets             (58,468,400)    (54,660,900)
                                                              ------------    ------------
   Net deferred tax assets                                    $          0    $          0
                                                              ============    ============


(1) Includes estimated state and foreign net operating loss carryforwards of $1,613,500.

         The reconciliation of the expected tax benefit for the years ended December 31, 1998 and 1997 are as follows:

                                                       1998             1997
                                                       ----             ----
Tax benefit at expected rate(35%)                  $ 3,168,900      $ 2,768,100
Permanent differences                                 (406,800)        (370,600)
Research and development tax credit                    781,900          707,400
State taxes, net                                      (102,400)        (217,900)
Foreign taxes, net                                     173,900          (94,000)
Other                                                  (15,000)         125,000
                                                   -----------      -----------
Income tax benefit                                   3,600,500        2,918,000
Stock option benefit recorded in equity                207,000          335,500
Increase in valuation allowance                     (3,807,500)      (3,253,500)
                                                   -----------      -----------
Tax benefit                                        $         0      $         0
                                                   ===========      ===========


         Approximately $9,964,300 of tax benefits related to the exercise of stock options is included in the deferred tax asset relating to net operating loss carryforwards listed above. Although not a component of tax expense, the reserve for the future realization of this asset is reflected in the valuation allowance and will be credited to additional paid-in capital if and when realized.

                              U.S. BIOSCIENCE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The federal income tax carryforwards expire as follows:


                                                               Research and
                                     Net Operating              Development
                                        Losses                    Credits
                                     -------------             ------------
2002                                  $      1,000             $          0
2003                                     1,250,000                   46,000
2004                                     5,206,000                  140,000
2005                                     6,750,000                  192,000
2006                                    23,486,000                  545,000
2007                                    21,993,000                  889,000
2008                                    27,367,000                1,072,000
2009                                    24,430,000                  710,000
2010                                     3,659,000                  473,000
2011                                    10,275,000                  593,000
2012                                     7,441,000                  717,000
2018                                     8,362,000                  782,000
                                      ------------             ------------
                                      $140,220,000             $  6,159,000
                                      ============             ============

         The timing and manner in which the company will utilize net operating loss and research and development tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Service Tax Code regarding changes in the ownership of the company. Such limitations may have an impact on the ultimate realization of these federal income tax carryforwards.

17.      CONTINGENCY

         On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On April 29, 1996, U.S. Bioscience filed a reply to Ichthyol Gesellschaft's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor Ichthyol Gesellschaft's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg at which time Ichthyol Gesellschaft. was given leave to appeal against the judgment rendered in favor of U.S. Bioscience, Inc. Ichthyol Gesellschaft. filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings. In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice, which has extended until May 17, 1999 the deadline for Ichthyol Gesellschaft to file the grounds for the appeal on points of law. It is not possible to predict the decision of the Federal Court of Justice with respect to this appeal.

18.      SUBSEQUENT EVENT

         In January 1999, the company entered in a $20,000,000 stock purchase agreement with a group of private investors lead by Domain Partners IV L.P., a leading health care venture capital fund and Proquest Investments L.P., an oncology focused venture capital fund. Pursuant to the agreement, the company issued to the investors 2,686,728 shares of common stock at a price of $7.44 per share and warrants exercisable for three years, to purchase 537,346 additional shares of common stock at an exercise price of $11.17 per share. The shares were purchased at the average closing price of the company's common stock for the 30-day period ending January 26, 1999. The warrant exercise price is a 50% premium over that 30-day average closing price. Except in certain change of control situations, the agreement calls for the investors to hold the purchased securities for at least one year. Following the closing of this transaction, the company had cash and marketable securities of approximately $60 million.

                                EXHIBIT INDEX

                                 Description
                                 -----------
Item No.
--------

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1         Restated Certificate of Incorporation (incorporated by reference to
            Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576) filed with the Securities and Exchange Commission on March 22, 1991)

3.1.1 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-00077) filed with the Securities and Exchange Commission on January 5, 1996)

3.1.2 Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 7, 1995)

3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

4.1 Rights Agreement dated as of May 19, 1995 by and between Registrant and Chemical Melon Shareholder Services L.L.C. (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated June 7, 1995)

4.2 Securities Purchase Agreement dated as of January 27, 1999 by and among the Registrant and Domain Partners IV, L.P, DP IV Associates, L.P., and Proquest Investments, L.P. (including form of Warrant) (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 27, 1999)

10.1* Agreement dated August 9, 1991, between the Registrant and Warner-Lambert Company, as amended by Amendment No. 1 dated December 12, 1991, Amendment No. 2 dated March 10, 1994 and Amendment No. 3 dated March 11, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.2        Office Lease Agreement, dated September 1990, between U.S.
            Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576) filed with the Securities and Exchange Commission on March 22, 1991)

10.2.1 Amendment No. 1, dated August 31, 1991, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10(I)(ii) to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1992)

10.2.2 Addendum, dated April 8, 1992, to Amendment No. 1 of Office Lease Agreement between U.S. Bioscience and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.2.3 Amendment No. 2, dated June 30, 1995, to Office Lease Agreement between U.S. Bioscience, Inc. and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996)

10.2.4 Amendment No. 3, dated May 12, 1998, to Office Lease Agreement between U.S. Bioscience and Tower Bridge Associates (incorporated by reference to Exhibit 10.2.3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 1998)

10.3        Lease Agreement, dated June 15, 1992, between U.S. Bioscience, Inc.
            and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.3.1 Amendment No. 1, dated March 17, 1993, to Lease Agreement between the Registrant and Pickering Acquisition Associates (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.3.2 Second Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated February 8, 1995 (incorporated by reference to Exhibit 10.3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.3.3 Third Amendment to Lease Agreement between the Registrant and Pickering Associates dated October 12, 1995 (incorporated by reference to Exhibit 10.3.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.3.4 Fourth Amendment to Lease Agreement between the Registrant and Pickering Acquisition Associates dated January 20, 1998 (incorporated by reference to Exhibit 10.3.4 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.4 Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University, as amended May 27, 1988 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989)

10.4.1 Amendment No. 2, dated as of January 23, 1990, to Research Agreement, dated May 14, 1987, between the Registrant and Georgetown University (incorporated by reference to Exhibit 10.13.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 1990)

10.5 Letter agreement, dated January 22, 1992, between the Registrant and Chemsyn Science Laboratories (incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1992)

10.6 License Agreement dated January 30, 1995 between Registrant and National Institutes of Health (incorporated by reference to Exhibit
            10.6 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.7 Agreement for Assignment of Rights, dated January 8, 1988, between the Registrant and Wyeth Laboratories, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989)

10.8* Amended and Restated License Agreement, effective as of May 1, 1993, between the Registrant and Southern Research Institute (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.9 Agreement, dated as of November 25, 1988, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 21, 1989)

10.9.1 Amendment No. 1, dated March 13, 1992 to Agreement dated as of November 25, 1988, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10(o)(ii) to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1992)

10.10 License Agreement, dated as of December 6, 1990, between the National Technical Information Service and the Registrant (incorporated by reference to Exhibit 10(t) to the Registrant's Registration Statement on Form S-1 (File No. 33-39576) filed with the Securities and Exchange Commission on March 25, 1991)

10.11 Agreement, dated as of January 1, 1995, between Registrant and Applied Analytical Industries, Inc. (incorporated by reference to
            Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.11.1 Amendment, dated April 12, 1995, to Agreement dated January 1995 between Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.11.2 Second Amendment, dated May 6, 1996 to Agreement dated January 1, 1995 between the Registrant and Applied Analytical Industries, Inc. (incorporated by reference to Exhibit 10.11.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.12 Agreement, dated as of September 23, 1993, between Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit
            10.12 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.12.1 Amendment, dated April 11, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.12.2 Amendment, dated December 12, 1995, to Agreement dated September 23, 1993 between the Registrant and Ben Venue Laboratories, Inc. (incorporated by reference to Exhibit 10.12.2 to the

            Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.13 License Agreement, dated February 14, 1992, between the Registrant and Schering Overseas Limited (incorporated by reference to Exhibit
            10.14 to the Registrant's Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 31, 1993)

10.13.1 Amendment dated October 15, 1993 to License Agreement between Registrant and Schering Overseas Limited (incorporated by reference to Exhibit 10.14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.14 Amended and Restated License Agreement dated May 10, 1994 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.15* Distribution and Supply Agreement, dated as of May 10, 1993 between Registrant and Scherico, Ltd. (incorporated by reference to Exhibit
            10.16 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.15.1* Amendment to Distribution and Supply Agreement, dated as of August 31, 1996 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.16.1 to the Registrant's Current Report on Form 8-K/A dated September 19, 1996 filed with the Securities and Exchange Commission on December 19, 1996)

10.16 Agreement, dated as of March 10, 1994 between Registrant and Sipsy S.A. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1994)

10.17 License Agreement, effective November 28, 1990 between Registrant and National Technical Information Service (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
            1994)

10.18       Non-Executive Stock Option Plan (incorporated by reference to
            Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 1997)

10.19* Ethyol (Amifostine) Distribution and Marketing Collaboration Agreement between U.S. Bioscience, Inc. and ALZA Corporation dated December 12, 1995 (incorporated by reference to Exhibit 5 to Registrant's Current Report on Form 8-K dated December 22, 1995)

10.19.1 Amendment No. 2 to Distribution and Marketing Collaboration Agreement between the Registrant and ALZA Corporation dated as of February 3, 1997 (incorporated by reference to Exhibit 10.25.2 to the Registrant's Current Report on Form 8-K dated February 3, 1997)

10.20 Stock Purchase Agreement between the Registrant and ALZA Corporation dated as of February 3, 1997 (incorporated by reference to Exhibit
            10.25.1 to the Registrant's Current Report on Form 8-K dated February 3, 1997)

10.21 License Agreement between the Registrant and Scherico, Ltd. dated as of November 6, 1997 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.21.1 Amendment No. 1 to License Agreement dated as of November 6, 1997 between the Registrant and Scherico, Ltd. (incorporated by reference to Exhibit 10.27.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

Executive Compensation Plans and Arrangements

10.22 U.S. Bioscience, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981) filed with the Securities and Exchange Commission on November 15, 1991)

10.23 U.S. Bioscience, Inc. 1987 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981) filed with the Securities and Exchange Commission on November 15, 1991)

10.24 U.S. Bioscience, Inc. 1987 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981) filed with the Securities and Exchange Commission on November 15, 1991)

10.25 U.S. Bioscience, Inc. 1991 Special Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File No. 33-43981) filed with the Securities and Exchange Commission on November 15, 1991)

10.26 U.S. Bioscience, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
            1995)

10.27 Executive Benefits Plan and related Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.28 Pension Restoration Plan (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995)

10.29 Amendment 1996-1 to Pension Restoration Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.30 Agreement between the Registrant and Philip S. Schein, M.D. dated as of March 10, 1998 (incorporated by reference to Exhibit 10.28.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.31 Form of Executive Severance Agreement executed with each Executive Vice President, each elected Vice President, and the Controller of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993)

10.32 Executive Severance Agreement, dated September 3, 1996, between the Registrant and C. Boyd Clarke (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.33 Executive severance arrangement, dated March 4, 1997, between the Registrant and C. Boyd Clarke (incorporated by reference to Exhibit
            10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.34 Executive severance arrangement, dated March 4, 1997, between the Registrant and Wolfgang Oster, M.D. (incorporated by reference to
            Exhibit 10.43 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997)

10.35 Agreement, dated as of December 31, 1998, between the Registrant and Barbara J. Scheffler

10.36       U.S. Bioscience, Inc. 1999 Incentive Compensation Plan

10.37       Letter agreement dated May 5, 1997 between the Registrant and Robert
            L. Capizzi, M.D. (incorporated by reference to Exhibit 10.40.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998)

10.37.1 Letter agreement, dated April 30, 1998, between the Registrant and Robert L. Capizzi, M.D.

22          Subsidiaries of the Registrant

23          Consent of Ernst & Young LLP, Independent Auditors

27          Financial Data Schedule

--------------
* Confidential portions have been omitted and have been separately filed with the Commission.