Form 10-Q
period 1999-03-31
U S BIOSCIENCE INC
filed 1999-05-12
CIK 847562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number     1-10392
                       ---------------------------------------------------------

                            U.S. BIOSCIENCE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)

               Delaware                              23-2460100
--------------------------------------  ----------------------------------------
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


As of May 3, 1999, there were 27,183,000 shares of common stock outstanding.


                                                       Page 1 of 18 sequentially
                                                                  numbered pages

                             U.S. BIOSCIENCE, INC.

                                     INDEX
                                                                          Page
                                                                          ----
Part I - Financial Information


     Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Operations                              4

        Consolidated Statements of Cash Flows                              5

        Consolidated Statements of Changes in Stockholders' Equity         6

        Notes to Consolidated Financial Statements                         7

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10

Part II - Other Information

      Item 1.  Legal Proceedings                                          15

      Item 2.  Changes in Securities                                      15

      Item 4.  Submission of Matters to a Vote of Security Holders        15

      Item 6.  Exhibits and Reports on Form 8-K                           16

                             U.S. BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31, 1999        DECEMBER 31, 1998
                                                                                       (UNAUDITED)
 ASSETS
 Current assets:
   Cash and cash equivalents                                                     $        19,014,800      $      6,771,000
   Investments                                                                            14,977,800            18,114,200
   Accounts receivable, net of allowances of $727,000 in
    both 1999 and 1998                                                                     3,870,100             1,729,600
   Interest receivable                                                                        56,000                29,400
   Inventories                                                                             2,266,300             2,873,200
   Other                                                                                   1,164,300               707,100
                                                                                     ----------------      ----------------
             Total current assets                                                         41,349,300            30,224,500

   Investments in long-term securities                                                    23,373,400            17,063,700
   Property, plant and equipment at cost, less accumulated depreciation                    4,976,600             5,433,700
                                                                                     ----------------      ----------------
             Total assets                                                        $        69,699,300      $     52,721,900
                                                                                     ================      ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accrued compensation and related payroll taxes payable                        $         1,401,700      $      1,183,000
   Accrued clinical grants payable                                                         4,975,700             4,167,100
   Accrued product manufacturing costs payable                                               768,200               795,400
   Accrued marketing costs payable                                                           495,400               390,300
   Accrued professional fees payable                                                       1,221,500             1,478,500
   Line of credit                                                                            781,800               849,300
   Current maturities of long-term debt                                                      493,100               645,800
   Accounts payable and other accrued liabilities                                          1,538,500             2,035,100
                                                                                     ----------------      ----------------
             Total current liabilities                                                    11,675,900            11,544,500

 Long-term liabilities:
   Long-term debt, net of current maturities                                                 452,800               522,600
   Other long-term liabilities                                                             1,883,800             1,921,600
                                                                                     ----------------      ----------------
             Total long-term liabilities                                                   2,336,600             2,444,200
                                                                                     ----------------      ----------------
             Total liabilities                                                            14,012,500            13,988,700

 Stockholders' equity:
   Preferred stock, $.005 par value-5,000,000 shares authorized;
       none issued                                                                            ---                   ---
   Common stock, $.01 par value-50,000,000 shares authorized; 27,146,500 shares issued at  March 31, 1999, and 24,363,200 shares
       issued at December 31, 1998                                                           271,500               243,600
 Additional paid-in capital                                                              191,073,800           170,645,100
 Accumulated deficit                                                                    (134,702,400)         (131,580,200)
 Accumulated other comprehensive loss                                                       (707,900)             (430,700)
                                                                                     ----------------      ----------------
                                                                                          55,935,000            38,877,800
 Less cost of treasury stock - 23,900 and 13,600 shares respectively                        (248,200)             (144,600)
                                                                                     ----------------      ----------------
             Total stockholders' equity                                                   55,686,800            38,733,200
                                                                                     ----------------      ----------------
             Total liabilities and stockholders' equity                          $        69,699,300      $     52,721,900
                                                                                     ================      ================



                                                                                                              See accompanying notes

                                     - 3 -

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              -------------------------------
                                                                     1999             1998
                                                              -------------------------------
 Revenues:
    Net sales                                                $    6,452,600    $    4,250,200
    Net investment income                                           650,000           756,600
    Licensing, royalty and other income                             314,300         5,332,300
                                                              -------------    --------------
                                                                  7,416,900        10,339,100

 Expenses:
    Cost of sales                                                 1,596,100         1,326,100
    Selling, general and administrative costs                     3,439,400         4,274,100
    Research and development costs                                5,474,200         4,833,100
    Interest expense                                                 29,400            42,500
                                                              -------------    --------------
                                                                 10,539,100        10,475,800

                                                              -------------    --------------
 Net loss                                                    $   (3,122,200)   $     (136,700)
                                                              =============    ==============

 Basic and diluted loss per common share                     $        (0.12)   $        (0.01)

 Weighted average number of common shares outstanding            26,089,000        24,230,400


                                                                      See accompanying notes


                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                              ------------------------------------
                                                                                                  1999                  1998
                                                                                              --------------        --------------
 Change in Cash and Cash Equivalents
 Cash flows provided by (used in) operating activities:
     Net (loss) income                                                                      $    (3,122,200)      $      (136,700)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation                                                                               238,500               223,800
         (Gain) loss on investments                                                                   6,300                37,600
         Change in accounts receivable                                                           (2,140,500)              142,600
         Change in interest receivable                                                              (26,600)               71,300
         Change in inventories                                                                      569,500               (88,800)
         Change in other current assets                                                            (449,500)              (21,700)
         Change in current liabilities                                                              463,000               714,800
         Change in other long-term liabilities                                                      (37,800)              102,000
                                                                                              --------------        --------------
              Total adjustments                                                                  (1,377,100)            1,181,600
                                                                                              --------------        --------------
              Net cash provided by (used in) operating activities                                (4,499,300)            1,044,900

 Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                              66,277,000            22,396,900
         Purchase of investments                                                                (69,450,300)          (22,828,600)
         Purchase of property, plant and equipment                                                 (136,300)             (225,400)
                                                                                              --------------        --------------
              Net cash provided by (used in) investing activities                                (3,309,600)             (657,100)

 Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securities              19,974,100                63,300
         Purchase of treasury stock                                                                (103,600)                    0
         Proceeds from exercise of stock options                                                    482,500                98,100
         Proceeds from line of credit                                                                     0                 1,600
         Repayment of long-term debt                                                               (185,700)             (188,600)
                                                                                              --------------        --------------
              Net cash provided by (used in) financing activities                                20,167,300               (25,600)

 Effect of exchange rate changes on cash                                                           (114,600)              (36,700)
                                                                                              --------------        --------------
 Net increase (decrease) in cash and cash equivalents                                            12,243,800               325,500
 Cash and cash equivalents-beginning of period                                                    6,771,000            26,569,400
                                                                                              --------------        --------------
 Cash and cash equivalents-end of period                                                    $    19,014,800       $    26,894,900
                                                                                               =============         =============

 Supplemental cash flow disclosure:
         Interest paid                                                                      $        19,900       $        32,800


                                                                                                              See accompanying notes


                             U.S. BIOSCIENCE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                         COMMON STOCK        ADDITIONAL                             ACCUMULATED
                                                    NUMBER OF                  PAID-IN     ACCUMULATED  TREASURY       OTHER
                                                     SHARES        AMOUNT     CAPITAL        DEFICIT     STOCK   COMPREHENSIVE(LOSS)
                                                   -------------------------------------------------------------------------------
 Balance at December 31, 1996                         22,879,900  $ 228,800 $151,244,400   $(114,617,200)   $   ---    $ 38,300

   Proceeds from exercise of stock options               149,300      1,500      728,800             ---        ---         ---
   Compensation related to stock options                     ---        ---       40,000             ---        ---         ---
   Issuance of shares ($18.256 per shares, less costs) 1,178,900     11,800   17,892,000             ---        ---         ---
   Conversion of warrants                                    ---        ---          600             ---        ---         ---
   Comprehensive loss:
   Net loss for the year ended  December 31, 1997            ---        ---          ---      (7,909,100)       ---         ---
   Foreign currency translation adjustment                   ---        ---          ---             ---        ---    (663,100)
   Unrealized gain (loss) on investments                     ---        ---          ---             ---        ---      27,000
     Comprehensive loss
                                                      --------------------------------------------------------------------------
 Balance at December 31, 1997                         24,208,100  $ 242,100  $169,905,800  $(122,526,300)  $      0   $(597,800)

   Proceeds from exercise of stock options               154,800      1,500       694,200            ---        ---         ---
   Compensation related to stock options                     ---        ---        40,000            ---        ---         ---
   Treasury stock                                            ---        ---           ---            ---   (144,600)        ---
   Conversion of warrants                                    300        ---         5,100            ---        ---         ---
   Comprehensive loss:
   Net loss for the year ended  December 31, 1998            ---        ---           ---     (9,053,900)       ---         ---
   Foreign currency translation adjustment                   ---        ---           ---            ---        ---     185,100
   Unrealized gain (loss) on investments                     ---        ---           ---            ---        ---     (18,000)
     Comprehensive loss
                                                      --------------------------------------------------------------------------
 Balance at December 31, 1998                         24,363,200  $ 243,600  $170,645,100  $(131,580,200) $(144,600)  $(430,700)

   Proceeds from exercise of stock options                96,600      1,000       481,500            ---        ---         ---
   Issuance of shares ($7.44 per shares, less costs)   2,686,700     26,900    19,947,200            ---        ---         ---
   Treasury stock                                            ---        ---           ---            ---   (103,600)        ---
   Comprehensive loss:
   Net loss for the three months ended  March 31, 1999       ---        ---           ---     (3,122,200)       ---         ---
   Foreign currency translation adjustment                   ---        ---           ---            ---        ---    (283,500)
   Unrealized gain (loss) on investments                     ---        ---           ---            ---        ---       6,300
     Comprehensive loss
                                                      --------------------------------------------------------------------------
 Balance at March 31, 1999  (Unaudited)             $ 27,146,500  $ 271,500  $191,073,800  $(134,702,400) $(248,200) $ (707,900)
                                                    ============  =========  ============  =============  =========  ==========

                                                          TOTAL
                                                      STOCKHOLDERS'
                                                         EQUITY
                                                     ---------------
 Balance at December 31, 1996                         $ 36,894,300

   Proceeds from exercise of stock options                 730,300
   Compensation related to stock options                    40,000
   Issuance of shares ($18.256 per shares, less costs)  17,903,800
   Conversion of warrants                                      600
   Comprehensive loss:
   Net loss for the year ended  December 31, 1997       (7,909,100)
   Foreign currency translation adjustment                (663,100)
   Unrealized gain (loss) on investments                    27,000
                                                      ------------
     Comprehensive loss                                 (8,545,200)
                                                      ------------
 Balance at December 31, 1997                         $ 47,023,800
   Proceeds from exercise of stock options                 695,700
   Compensation related to stock options                    40,000
   Treasury stock                                         (144,600)
   Conversion of warrants                                    5,100
   Comprehensive loss:
   Net loss for the year ended  December 31, 1998       (9,053,900)
   Foreign currency translation adjustment                 185,100
   Unrealized gain (loss) on investments                   (18,000)
                                                      ------------
     Comprehensive loss                                 (8,886,800)
                                                      ------------
 Balance at December 31, 1998                         $ 38,733,200
   Proceeds from exercise of stock options                 482,500
   Issuance of shares ($7.44 per shares, less costs)    19,974,100
   Treasury stock                                         (103,600)
   Comprehensive loss:
   Net loss for the three months ended  March 31, 1999  (3,122,200)
   Foreign currency translation adjustment                (283,500)
   Unrealized gain (loss) on investments                     6,300
                                                      ------------
     Comprehensive loss                                 (3,399,400)
                                                      ------------
 Balance at March 31, 1999  (Unaudited)               $ 55,686,800
                                                      ============
                                                                                See accompanying notes

                             U.S. BIOSCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BUSINESS -- The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. Through March 31, 1999, the company's revenues have been derived principally from product sales of Ethyol(R), NeuTrexin(R), and Hexalen(R), licensing fees for rights to develop and market certain products principally in the United States, payments for achieving certain clinical development milestones and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate and administrative activities.

     UNAUDITED INFORMATION -- The financial information for the three month periods ended March 31, 1999 and 1998, included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of U.S. Bioscience, Inc. and its wholly owned subsidiaries, USB Pharma B.V. and USB Pharma Limited. All significant intercompany accounts and transactions are eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     INVENTORIES -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                                              March 31,               December 31,
                                                                1999                      1998
                                                           --------------           ---------------
Raw materials                                                  $  616,400                $1,086,900

Work-in-process                                                 1,227,500                 1,014,700

Finished goods                                                    422,400                   771,600
                                                           --------------           ---------------
Total                                                          $2,266,300                $2,873,200
                                                           ==============           ===============

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

Property, plant and equipment consists of:


                                                              March 31,                 December 31,
                                                                1999                        1998
                                                           --------------              --------------
Land, buildings, and leasehold improvements                   $ 1,909,700                 $ 2,034,900
Equipment, furniture and fixtures                               9,847,700                  10,131,200
Accumulated depreciation                                       (6,780,800)                 (6,732,400)
                                                           --------------              --------------
Property, plant and equipment, net                            $ 4,976,600                 $ 5,433,700
                                                           --------------              --------------

     LONG-TERM DEBT -- Long-term debt consists of:

                                                             March 31,                 December 31,
                                                               1999                        1998
                                                           --------------             --------------
MELF Equipment Loan                                              $ 88,300                 $  106,900
Mortgage Loan                                                     409,900                    456,000
Term Loan                                                         350,000                    500,000
Capital Lease Obligations                                          97,700                    105,500
                                                           --------------             --------------
                                                                 $945,900                 $1,168,400
Less Current Portion                                              493,100                    645,800
                                                           --------------             --------------
Long-Term Debt                                                   $452,800                 $  522,600
                                                           ==============             ==============


     ACCUMULATED OTHER COMPREHENSIVE LOSS -- The components of other comprehensive loss consist of:

                                                                  Unrealized Gain /
                                          Currency                    (Loss) on
                                        Translation              Available-for-Sale
                                         Adjustment                  Securities                Total
                                    --------------------        -------------------      -----------------
Balance at December 31, 1996                   $  48,200                   $ (9,900)             $  38,300
    Currency translation adjustment             (663,100)                         0               (663,100)
    Unrealized gain on investments                     0                     27,000                 27,000
                                    --------------------        -------------------      -----------------

Balance at December 31, 1997                   $(614,900)                  $ 17,100              $(597,800)
    Currency translation adjustment              185,100                          0                185,100
    Unrealized (loss) on investments                   0                    (18,000)               (18,000)
                                    --------------------        -------------------      -----------------

Balance at December 31, 1998                   $(429,800)                  $   (900)             $(430,700)
    Currency translation adjustment             (283,500)                         0               (283,500)
    Unrealized gain on investments                     0                      6,300                  6,300
                                    --------------------        -------------------      -----------------
Balance at March 31, 1999                      $(713,300)                  $  5,400              $(707,900)
                                    ====================        ===================      =================

     SEGMENT DISCLOSURES -- The company operates in only one "dominant segment," as substantially all of its consolidated revenues, losses and assets are derived and utilized in the development and commercialization of pharmaceutical products used in the treatment of cancer. The company had revenue from two major customers which accounted for 54% and 20% in 1998 and 38% and 22% in 1997, respectively of quarterly total net sales revenue.

     A summary by geographic area of revenues from customers, net income/(loss) for the periods ending March 31, and identifiable assets as of the dates indicated, are as follows:

                                            Three Months ended March 31,
                                            ----------------------------
                                                1999            1998
                                             -----------    -----------
Revenues from customers:
 United States                               $ 5,194,100    $ 8,278,100
 International                                 1,572,800      1,304,400
                                             -----------    -----------
                                             $ 6,766,900    $ 9,582,500
                                             ===========    ===========
Net income / (loss):
 United States                               $(2,534,900)   $   588,600
 International                                 ( 587,300)     ( 725,300)
                                             -----------    -----------
                                             $(3,122,200)   $   136,700)
                                             ===========    ===========

                                              March 31,     December 31,
                                                1999            1998
                                             -----------    -----------
Identifiable assets:
 United States                               $64,050,200    $47,516,800
 International                                 5,649,100      5,205,100
                                             -----------    -----------
                                            $ 69,699,300    $52,721,900
                                             ===========    ===========


     Additionally, all information in this quarterly report should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

                             U.S. BIOSCIENCE, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

GENERAL

     This report on Form 10-Q contains forward-looking statements concerning the business and financial prospects of the company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in this quarterly report and those discussed in the company's annual report on Form 10-K for the fiscal year ended December 31, 1998 (including, without limitation, in the section of Item 1 entitled "Risk Factors"). As a result, the reader is cautioned not to rely on these forward-looking statements.

     The following discussion also should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements on pages 3 to 9.

     Operations for the three months ended March 31, 1999, consisted primarily of activities relating to the promotion of Ethyol(R) (amifostine) in the United States with co-promotion partner ALZA Corporation ("ALZA"), the promotion and marketing of Hexalen(R) (altretamine) and NeuTrexin(R) (trimetrexate glucuronate) in the United States, continuing clinical trials and regulatory activities for Ethyol, NeuTrexin and lodenosine (FddA), product development activities for lodenosine, Ethyol and NeuTrexin, and business development activities in the United States and Europe. The company also completed, during the first quarter of 1999, a $20 million equity placement with three venture capital funds (see "Liquidity and Capital Resources" below.)

     The company believes that its expenditures for research and development, marketing and administration, capital equipment and facilities will continue to exceed revenues as a result of further clinical trials aimed at label expansion and regulatory approvals for Ethyol and NeuTrexin, the marketing of Hexalen, NeuTrexin and Ethyol in the United States, the continuation of clinical and preclinical testing of lodenosine, the furtherance of product development activities and the enhancement of manufacturing and analytical capabilities.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999

     Product sales increased to $6,452,600 for the three months ended March 31, 1999 as compared to $4,250,200 in the prior year period. Sales of Ethyol, the company's cytoprotective product, increased due to higher sales revenue received from both ALZA, the company's distribution partner in the United States, and Schering-Plough, the company's European distribution partner. Sales of NeuTrexin, the company's anti-folate, and Hexalen, the company's ovarian cancer therapy, also increased compared to the prior year first quarter. The company continues to believe that NeuTrexin sales have been positively affected by the increased utilization of the product by oncologists for the treatment of colorectal cancer, a use currently under investigation by the company.

          Licensing, royalty and other income declined to $314,300 in the three month period ending March 31, 1999 as compared to $5,332,300 in the 1998 period due principally to a $5 million payment received from ALZA in the first quarter of 1998 related to the achievement of a clinical milestone for the development of the use of Ethyol in conjunction with radiation therapy.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, increased due to the increase in sales. As a percentage of sales, cost of sales in the three month period ended March 31, 1999, declined to 25% of product sales from 31% in the prior year period, due principally to improved margins on Ethyol product revenues.

     Selling, general and administrative costs for the first quarter of 1999 decreased to $3,439,400 from $4,274,100 in the corresponding 1998 period. The $834,700 decrease is principally due to a $411,000 reduction in marketing expenditures, a $250,000 reduction in investment banking and legal fees and a $242,000 reduction in compensation related expenses resulting from a reorganization undertaken in the first quarter of 1998.

     Research and development costs for the three months ended March 31, 1999 increased to $5,474,200 from $4,833,100 in the first quarter of 1998. The $641,100 increase principally resulted from a Phase II study of lodenosine
(FddA), a nucleoside reverse transcriptase inhibitor, which began in late 1998 and from higher drug product formulation expenses, also related to lodenosine, totaling $1,163,400. In addition, the increase reflects approximately $336,700 in higher costs related to the continuation of several Phase III clinical trials investigating the use of Ethyol in radiation therapy and other chemotherapeutic regimens and the use of NeuTrexin as an additional agent in the treatment of colorectal cancer. The 1998 first quarter included an approximate $1 million provision for consulting and severance payments related to reorganization activities.

     The net loss for the three months ended March 31, 1999 was $3,122,200 or $0.12 basic and diluted net loss per common share as compared to a loss of $136,700 or $0.01 basic and diluted net loss per common share in the 1998 period. The smaller loss for the 1998 period is principally attributable to the $5 million milestone payment from ALZA noted above. Excluding this milestone payment, the 1998 first quarter loss would have been $0.21 basic and diluted net loss per common share.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, the issuance of unsecured and secured debt, investment income, sales of its drug products, Hexalen, NeuTrexin and Ethyol, and revenues received through distribution and sublicense agreements. As of March 31, 1999, the company's cash and investments totaled $57,366,000. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first quarter of 1999, net cash used in operations amounted to $4,499,300 reflecting the net effect of the factors discussed above under "Results of Operations" less non-cash charges of $244,800 and a net working capital increase of $1,584,100, principally due to increased accounts receivable reflective of the higher sales levels. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due to expenditures in clinical research, product development, marketing, selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development would have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated, the performance of the company's licensees and distributors, and the health care and reimbursement systems existing in markets where the company's products are, or may become, commercially available.

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

     The company invests its cash in a variety of financial instruments, principally securities issued by the U.S. Government and its agencies, investment grade corporate debt, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rises in interest rates, while floating rate securities may produce less income than expected if interest rates fall. At March 31, 1999, a majority of the company's investments were in floating rate instruments. The company does not expect changes in interest rates to have a material impact on the results of operations.

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

     The company's net capital expenditures were $136,300 for the three month period ended March 31, 1999. A majority of the company's plant, property and equipment are located at the company's manufacturing facility located in Nijmegen, The Netherlands. Further capital expenditures, estimated at $1,500,000 are planned during the remainder 1999.

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

     As the company sells Ethyol to its distribution partners, ALZA and Schering-Plough, in quantities which may or may not correspond to the product's resale to the pharmaceutical trade, the company's sales may fluctuate from period to period dependent upon the timing of its partners' delivery requirements and sales to the pharmaceutical trade as well as the levels of inventory they stock and maintain. Sales of Ethyol are also affected by the same factors noted elsewhere in this section on liquidity and capital resources. The company is hopeful that the commercialization of Ethyol in the United States and Europe will be successful. However, no assurances can be given that the company will achieve meaningful revenues under its agreements with ALZA and Schering-Plough or its other distribution arrangements.

     The company has been unprofitable since its inception and expects to incur additional operating losses until such time as substantial sales are realized and further regulatory approvals are obtained. As the company continues its commercialization, research and development activities, losses are expected to continue and may fluctuate from period to period. Although it is the company's objective to become profitable, there can be no assurance that the company will achieve significant revenues or profitable operations.

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

     The Year 2000 readiness and remediation plan is being conducted by the company using internal resources. As of March 31, 1999, the company had spent less than $100,000 fixing Year 2000 issues, including modifying software systems and replacing equipment, and these expenditures have been expensed or capitalized by the affected departments within the company in the normal course of business. The company estimates that the costs of completing its Year 2000 remediation plan will be less than $400,000 and expects to fund these costs from currently available resources.

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


Item 2.  Changes in Securities.

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


Item 3.  Defaults Upon Senior Securities.
          Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

          On April 22, 1999 the company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of the eight members of the company's Board of Directors. The votes "FOR" and "WITHHELD" for each candidate for election were as follows:

                                        Number of Votes                 Number of Votes
    Name of Candidate                         FOR                          WITHHELD
---------------------------------------------------------------------------------------------------
Paul Calabresi                                  23,364,546                         756,629
C. Boyd Clarke                                  23,364,531                         756,644
Brian H. Dovey                                  23,363,770                         757,405
Robert I. Kriebel                               23,364,535                         756,640
Douglas J. MacMaster                            23,363,758                         757,417
Allen Misher                                    23,364,479                         756,696
George H. Ohye                                  23,364,517                         756,658
Betsey Wright                                   23,363,878                         757,297

     Stockholders also voted at the April 22, 1999 annual meeting of stockholders on a proposal to approve the "U.S. Bioscience, Inc. 1999 Incentive Compensation Plan." Votes "FOR", "AGAINST" and "ABSTAIN" on this proposal were as follows:

                       FOR        AGAINST       ABSTAIN
                       ---        --------      -------
                     9,273,131    6,294,602     132,189


Item 5.  Other Information.
          Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
          a.  Exhibits

                    27  Financial Data Schedule

          b. The company filed the following report since the beginning of the quarter ended March 31, 1999:

                       Date of Report        Items Covered
                     ------------------    -----------------
                      January 27, 1999          5 and 7

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                         U.S. BIOSCIENCE, INC.


Date:  May 7, 1999                  By:   /s/ Robert I. Kriebel
                                         ----------------------------------
                                         Robert I. Kriebel
                                         Executive Vice President and
                                         Chief Financial Officer

                             U.S. BIOSCIENCE, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------
    Exhibit No.                                                   Page
    -----------                                                   ----

        27          Financial Data