Form 10-Q
period 1999-06-30
U S BIOSCIENCE INC
filed 1999-08-05
CIK 847562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) EXCHANGE ACT OF 1934 OF THE
    SECURITIES

For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) EXCHANGE ACT OF 1934 OF
    THE SECURITIES

For the transition period from        to

Commission file number              1-10392
                      ---------------------------------------------------

                            U.S. BIOSCIENCE, INC.
                            ---------------------
            (Exact name of Registrant as specified on its charter)

          Delaware                              23-2460100
-------------------------------             ---------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

     One Tower Bridge, One Hundred Front St., West Conshohocken, PA 19428
     --------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                (610) 832-0570
             ----------------------------------------------------
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


As of August 4, 1999 there were 27,360,400 shares of common stock outstanding.

                             U.S. BIOSCIENCE, INC.

                                     INDEX

                                                                                                 Page
                                                                                                 ----
Part I - Financial Information

     Item 1.  Financial Statements

        Consolidated Balance Sheets                                                                 3

        Consolidated Statements of Operations                                                       4

        Consolidated Statements of Cash Flows                                                       5

        Consolidated Statements of Stockholders' Equity                                             6

        Notes to Consolidated Financial Statements                                                  7

       Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                      10

Part II - Other Information

        Item 1.  Legal Proceedings                                                                 16

        Item 6.  Exhibits and Reports on Form 8-K                                                  16


                             U.S. BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30, 1999        DECEMBER 31, 1998
                                                                              -------------        -----------------
                                                                               (UNAUDITED)
                                    ASSETS
 Current assets:
   Cash and cash equivalents                                                  $   14,739,900           $    6,771,000
   Investments                                                                    12,689,700               18,114,200
   Accounts receivable, net of allowances of $727,000 in
    both 1999 and 1998                                                             3,828,800                1,729,600
   Interest receivable                                                                27,400                   29,400
   Inventories                                                                     2,681,400                2,873,200
   Other                                                                             898,100                  707,100
                                                                              --------------        -----------------
             Total current assets                                                 34,865,300               30,224,500

   Investments in long-term securities                                            29,468,500               17,063,700
   Property, plant and equipment at cost, less accumulated depreciation            5,040,400                5,433,700
                                                                              --------------        -----------------
             Total assets                                                     $   69,374,200           $   52,721,900
                                                                              ==============        =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accrued compensation and related payroll taxes payab                       $    1,669,800           $    1,183,000
   Accrued clinical grants payable                                                 5,344,400                4,167,100
   Accrued product manufacturing costs payable                                       576,200                  795,400
   Accrued  marketing costs payable                                                  211,400                  390,300
   Accrued professional fees payable                                               1,238,600                1,478,500
   Line of credit                                                                    745,800                  849,300
   Current maturities of long-term debt                                              335,600                  645,800
   Accounts payable and other accrued liabilities                                  2,483,000                2,035,100
                                                                              --------------        -----------------
             Total current liabilities                                            12,604,800               11,544,500

 Long-term liabilities:
   Long-term debt, net of current maturities                                         406,000                  522,600
   Other long-term liabilities                                                     1,878,000                1,921,600
                                                                              --------------        -----------------
             Total long-term liabilities                                           2,284,000                2,444,200
                                                                              --------------        -----------------
             Total liabilities                                                    14,888,800               13,988,700

 Stockholders' equity:
   Preferred stock, $.005 par value-5,000,000 shares authorized;
       none issued                                                                    ---                      ---
   Common stock, $.01 par value-50,000,000 shares authorized; 27,350,400 shares issued at  June 30, 1999, and 24,363,200 shares
       issued at December 31, 1998                                                   273,500                  243,600
 Additional paid-in capital                                                      192,288,800              170,645,100
 Deferred compensation                                                              (353,600)                  ---
 Accumulated deficit                                                            (136,521,500)            (131,580,200)
 Accumulated other comprehensive loss                                               (953,600)                (430,700)
                                                                              --------------        -----------------
                                                                                  54,733,600               38,877,800
 Less cost of treasury stock - 23,900 and 13,600 shares respectively                (248,200)                (144,600)
                                                                              --------------        -----------------
             Total stockholders' equity                                           54,485,400               38,733,200
                                                                              --------------        -----------------
             Total liabilities and stockholders' equity                       $   69,374,200           $   52,721,900
                                                                              ==============        =================

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             ----------------------------         -------------------------------
                                                                        JUNE 30,                               JUNE 30,
                                                                 ---------------------                 ----------------------
                                                                 1,999           1,998                 1,999            1,998
 Revenues:
    Net sales                                                $  5,137,300    $  4,171,900         $  11,589,900    $   8,422,100
    Net investment income                                         732,900         690,100             1,382,900        1,446,700
    Licensing, royalty and other income                         3,218,600         251,800             3,532,900        5,584,100
                                                             ------------    ------------         -------------    -------------
                                                                9,088,800       5,113,800            16,505,700       15,452,900

 Expenses:
    Cost of sales                                                 964,300       1,255,600             2,560,400        2,581,700
    Selling, general and administrative costs                   3,706,700       2,755,700             7,146,100        7,029,800
    Research and development costs                              6,212,700       4,198,900            11,686,900        9,032,000
    Interest expense                                               24,200          39,400                53,600           81,900
                                                             ------------    ------------         -------------    -------------
                                                               10,907,900       8,249,600            21,447,000       18,725,400
                                                             ------------    ------------         -------------    -------------
 Net loss                                                    $ (1,819,100)   $ (3,135,800)        $  (4,941,300)   $  (3,272,500)
                                                             ============    ============         =============    =============

 Basic and diluted loss per common share                     $      (0.07)   $      (0.13)        $       (0.19)   $       (0.13)


 Weighted average number of common shares outstanding          27,248,400      24,303,700            26,671,900       24,267,300


                                                          See accompanying notes

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------------
                                                                                        1999                1998
                                                                                  -------------       -------------
 Change in Cash and Cash Equivalents
 Cash flows provided by (used in) operating activities:
     Net (loss) income                                                            $  (4,941,300)      $  (3,272,500)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Depreciation                                                                   483,000             431,500
         Compensation element of stock option grants / awards                            43,700              ---
         (Gain) loss on investments                                                     (53,700)              8,400
         Change in accounts receivable                                               (2,099,200)           (208,700)
         Change in interest receivable                                                    2,000              62,600
         Change in inventories                                                           97,800             (60,800)
         Change in other current assets                                                (190,200)            157,100
         Change in current liabilities                                                1,653,600             260,600
         Change in other long-term liabilities                                          (43,700)             51,000
                                                                                  -------------       -------------
              Total adjustments                                                        (106,700)            701,700
                                                                                  -------------       -------------
              Net cash provided by (used in) operating activities                    (5,048,000)         (2,570,800)

 Cash flows provided by (used in) investing activities:
         Proceeds from investments matured and sold                                  76,791,100          25,368,100
         Purchase of investments                                                    (83,771,400)        (26,316,900)
         Purchase of property, plant and equipment                                     (630,700)           (314,900)
                                                                                  -------------       -------------
              Net cash provided by (used in) investing activities                    (7,611,000)         (1,263,700)

 Cash flows provided by (used in) financing activities:
         Proceeds from issuance of common stock and private placement of securities  19,974,100              77,600
         Purchase of treasury stock                                                    (103,600)           (144,600)
         Proceeds from exercise of stock options                                      1,302,000             554,400
         Proceeds from line of credit                                                    ---                  1,600
         Repayment of long-term debt                                                   (370,800)           (375,500)
                                                                                  -------------       -------------
              Net cash provided by (used in) financing activities                    20,801,700             113,500

 Effect of exchange rate changes on cash                                               (173,800)            (75,200)
                                                                                  -------------       -------------
 Net increase (decrease) in cash and cash equivalents                                 7,968,900          (3,796,200)
 Cash and cash equivalents-beginning of period                                        6,771,000          26,569,400
                                                                                  -------------       -------------
 Cash and cash equivalents-end of period                                          $  14,739,900       $  22,773,200
                                                                                  =============       =============
 Supplemental cash flow disclosure:
         Interest paid                                                            $      35,400       $      66,500

                                                        See accompanying notes

                             U.S. BIOSCIENCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                          -------------------------      ADDITIONAL
                                           NUMBER OF                      PAID-IN       ACCUMULATED     TREASURY        DEFERRED
                                            SHARES         AMOUNT         CAPITAL         DEFICIT        STOCK        COMPENSATION
                                          -----------  -------------  -------------  -------------- ------------- ----------------
 Balance at December 31, 1996              22,879,900  $     228,800  $ 151,244,400  $ (114,617,200 $       ---              ---

   Proceeds from exercise of stock options    149,300          1,500        728,800          ---            ---              ---
   Compensation related to stock options        ---            ---           40,000          ---            ---              ---
   Issuance of shares ($18.256 per shares,
    less costs)                             1,178,900         11,800     17,892,000          ---            ---              ---
   Conversion of warrants                       ---            ---              600          ---            ---              ---
   Comprehensive loss:
   Net loss for the year ended
     December 31, 1998                          ---            ---            ---       (7,909,100)         ---              ---
   Foreign currency translation adjustment      ---            ---            ---            ---            ---              ---
   Unrealized gain (loss) on investments        ---            ---            ---            ---            ---              ---
     Comprehensive loss
                                          -----------  -------------  -------------  -------------- ------------- ----------------
 Balance at December 31, 1997              24,208,100  $     242,100  $ 169,905,800  $ (122,526,300 $           0                0

   Proceeds from exercise of stock options    154,800          1,500        694,200          ---            ---              ---
   Compensation related to stock options        ---            ---           40,000          ---            ---              ---
   Treasury stock                               ---            ---            ---            ---         (144,600)           ---
   Conversion of warrants                         300          ---            5,100          ---            ---              ---
   Comprehensive loss:
   Net loss for the year ended
    December 31, 1998                           ---            ---            ---       (9,053,900)         ---              ---
   Foreign currency translation adjustment      ---            ---            ---            ---            ---              ---
   Unrealized gain (loss) on investments        ---            ---            ---            ---            ---              ---
     Comprehensive loss
                                          -----------  -------------  -------------  -------------- ------------- ----------------
 Balance at December 31, 1998              24,363,200  $     243,600  $ 170,645,100  $ (131,580,200 $    (144,600)               0

   Proceeds from exercise of stock options    264,800          2,700      1,299,500          ---            ---              ---
   Issuance of shares ($7.44 per shares,
     less costs)                            2,686,700         26,900     19,947,200          ---            ---              ---
   Treasury stock                               ---            ---            ---            ---         (103,600)           ---
   Compensation related to stock options        ---            ---           40,000          ---            ---              ---
   Deferred compensation resulting
       from grant of stock awards              35,700            300        357,000          ---            ---           (357,300)
   Compensation expense relating to
    stock awards                                ---            ---            ---            ---            ---              3,700
   Comprehensive loss:
   Net loss for the six months ended
    June 30, 1999                               ---            ---            ---       (4,941,300)         ---              ---
   Foreign currency translation adjustment      ---            ---            ---            ---            ---              ---
   Unrealized gain (loss) on investments        ---            ---            ---            ---            ---              ---
     Comprehensive loss
                                          -----------  -------------  -------------  -------------- ------------- ----------------
 Balance at June 30, 1999  (Unaudited)     27,350,400  $     273,500  $ 192,288,800  $ (136,521,500 $    (248,200)        (353,600)
                                          ===========  =============  =============  ============== ============= ================


                                                               ACCUMULATED
                                                                   OTHER           TOTAL
                                                               COMPREHENSIVE   STOCKHOLDERS'
                                                                  (LOSS)          EQUITY
                                                              --------------   ---------------
 Balance at December 31, 1996                                 $       38,300   $    36,894,300

   Proceeds from exercise of stock options                              ---            730,300
   Compensation related to stock options                                ---             40,000
   Issuance of shares ($18.256 per shares,                              ---         17,903,800
    less costs)
   Conversion of warrants                                               ---                600
   Comprehensive loss:
   Net loss for the year ended
     December 31, 1998                                                  ---         (7,909,100)
   Foreign currency translation adjustment                          (663,100)         (663,100)
   Unrealized gain (loss) on investments                              27,000            27,000
     Comprehensive loss                                                             (8,545,200)
                                                                               ---------------
 Balance at December 31, 1997                                 $     (597,800) $     47,023,800
                                                              --------------   ---------------
   Proceeds from exercise of stock options                             ---             695,700
   Compensation related to stock options                               ---              40,000
   Treasury stock                                                      ---            (144,600)
   Conversion of warrants                                              ---               5,100
   Comprehensive loss:
   Net loss for the year ended
    December 31, 1998                                                  ---          (9,053,900)
   Foreign currency translation adjustment                           185,100           185,100
   Unrealized gain (loss) on investments                             (18,000)          (18,000)
                                                                               ---------------
     Comprehensive loss                                                             (8,886,800)
                                                              --------------   ---------------
 Balance at December 31, 1998                                 $     (430,700) $     38,733,200

   Proceeds from exercise of stock options                             ---           1,302,200
   Issuance of shares ($7.44 per shares,
     less costs)                                                       ---          19,974,100
   Treasury stock                                                      ---            (103,600)
   Compensation related to stock options                               ---              40,000
   Deferred compensation resulting
       from grant of stock awards                                      ---                   0
   Compensation expense relating to
    stock awards                                                       ---               3,700
   Comprehensive loss:
   Net loss for the six months ended
    June 30, 1999                                                      ---          (4,941,300)
   Foreign currency translation adjustment                          (469,300)         (469,300)
   Unrealized gain (loss) on investments                             (53,600)          (53,600)
                                                              --------------   ---------------
     Comprehensive loss                                                             (5,464,200)
                                                                               ---------------
 Balance at June 30, 1999  (Unaudited)                        $     (953,600) $     54,485,400
                                                              --------------   ---------------

                                                        See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BUSINESS -- The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. Through June 30, 1999, the company's revenues have been derived principally from product sales of Ethyol/(R)/, NeuTrexin/(R)/, and Hexalen/(R)/, licensing and distribution fees for rights to develop and market certain products principally in the United States, payments for achieving certain clinical development milestones and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate and administrative activities.

     UNAUDITED INFORMATION -- The financial information for the three and six month periods ended June 30, 1999 and 1998, included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

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

     INVENTORIES -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:

                                        June 30,      December 31,
                                         1999            1998
                                      -----------    -------------
Raw materials                         $  751,200     $1,086,900

Work-in-process                        1,684,700      1,014,700

Finished goods                           245,500        771,600
                                      ------------   -------------
Total                                 $2,681,400     $2,873,200
                                      ============   =============


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

Property, plant and equipment consists of:

                                                June 30,    December 31,
                                                  1999          1998
                                              ------------  -------------
Land, buildings, and leasehold improvements   $ 1,842,900    $ 2,034,900
Equipment, furniture and fixtures              10,112,300     10,131,200
Accumulated depreciation                       (6,914,800)    (6,732,400)
                                              ------------   ------------
Property, plant and equipment, net            $ 5,040,400    $ 5,433,700
                                              ============   ============


     LONG-TERM DEBT -- Long-term debt consists of:

                             June 30,    December 31,
                               1999         1998
                           -----------  -------------
MELF Equipment Loan           $ 69,500    $  106,900
Mortgage Loan                  381,500       456,000
Term Loan                      200,000       500,000
Capital Lease Obligations       90,600       105,500
                           ------------  ------------
                              $741,600    $1,168,400
Less Current Portion           335,600       645,800
                           ------------  ------------
Long-Term Debt                $406,000    $  522,600
                           ============  ============


     ACCUMULATED OTHER COMPREHENSIVE LOSS -- The components of other comprehensive loss consist of:

                                                        Unrealized Gain /
                                          Currency          (Loss) on
                                        Translation    Available-for-Sale
                                         Adjustment        Securities          Total
                                       --------------  --------------------  ----------
Balance at December 31, 1996               $  48,200               ($9,900)  $  38,300
    Currency translation adjustment         (663,100)                    0    (663,100)
    Unrealized gain on investments                 0                27,000      27,000
                                       --------------  --------------------  ----------
Balance at December 31, 1997                (614,900)               17,100    (597,800)
    Currency translation adjustment          185,100                     0     185,100
    Unrealized (loss) on investments               0               (18,000)    (18,000)
                                       --------------  --------------------  ----------
Balance at December 31, 1998                (429,800)                 (900)   (430,700)
    Currency translation adjustment         (469,300)                    0    (469,300)
    Unrealized gain on investments                 0               (53,600)    (53,600)
                                       --------------  --------------------  ----------
Balance at June 30, 1999                   $(899,100)             $(54,500)  $(953,600)
                                       ==============  ====================  ==========

     SEGMENT DISCLOSURES -- The company operates in only one "dominant segment," as substantially all of its consolidated revenues, losses and assets are derived and utilized in the development and commercialization of pharmaceutical products used in the treatment of cancer. The company had sales revenue from two major customers which accounted for the following percentages of total net sales revenue during the three and six month periods ended June 30:

                         Three Months ended    Six Months ended
                              June 30,             June 30,
                            -----------           ----------
                         1999       1998       1999      1998
                        -------  -----------  ------  ----------
          Customer 1        54%          32%     54%         35%
          Customer 2        18%          19%     19%         21%

     A summary by geographic area of revenues from customers and net income/(loss) for the three and six month periods ending June 30, and identifiable assets as of the dates indicated, are as follows:

                              Three Months ended June 30,       Six Months ended June 30,
                            --------------------------------  ------------------------------
                                 1999             1998             1999            1998
                            ---------------  ---------------  ---------------  -------------
Revenues from customers:
 United States                 $ 4,094,300      $ 3,416,700      $ 9,288,400    $11,694,800
 International                   4,261,600        1,007,000        5,834,400      2,311,400
                               ------------  ---------------  ---------------  -------------
                               $ 8,355,900      $ 4,423,700      $15,122,800    $14,006,200
                             ==============  ===============  ===============  =============

Net income / (loss):
 United States                 $(1,518,500)     $(2,311,800)     $(4,053,400)   $(1,723,200)
 International                   ( 300,600)        (824,000)        (887,900)    (1,549,300)
                               -----------      -----------      -----------   ------------
                               $(1,819,100)     $(3,135,800)     $(4,941,300)   $(3,272,500)
                               ===========      ===========      ===========   ============


                                 June 30,       December 31,
                                   1999             1998
                               -----------      -----------
Identifiable assets:
 United States                 $63,045,100      $47,516,800
 International                   6,329,100        5,205,100
                               -----------      -----------
                               $69,374,200      $52,721,900
                               ===========      ===========


     Additionally, all information in this quarterly report should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

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

     Operations for the six months ended June 30, 1999 consisted primarily of activities relating to the promotion of Ethyol/(R)/ (amifostine) in the United States with co-promotion partner ALZA Corporation ("ALZA"), the promotion and marketing of Hexalen/(R)/ (altretamine) and NeuTrexin/(R)/ (trimetrexate glucuronate) in the United States, the expansion of the company's sales force, continuing clinical trials and regulatory activities for Ethyol, NeuTrexin and lodenosine (FddA), product development activities for lodenosine, Ethyol and NeuTrexin, and business development activities in the United States and Europe. The company also completed, during the first quarter of 1999, a $20 million equity placement with three venture capital funds (see "Liquidity and Capital Resources" below.)

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999

     Product sales increased to $5,137,300 for the three months ended June 30, 1999 as compared to $4,171,900 in the prior year period. Sales of Ethyol, the company's cytoprotective product, increased due to higher sales revenue received from both ALZA, the company's distribution partner in the United States, and Schering-Plough, the company's European distribution partner. Sales of NeuTrexin, the company's anti-folate, and Hexalen, the company's ovarian cancer therapy, were lower than the prior year period. The company believes that sales of NeuTrexin and Hexalen were negatively affected during the second quarter by transitional factors relating to the assumption of full responsibility for promotion of these products in the United States by the company.

     Licensing, royalty and other income increased to $3,128,600 in the three month period ending June 30, 1999 as compared to $251,800 in the 1998 period due principally to a $3 million payment received from Schering-Plough for achieving a unanimous approval through a European mutual recognition procedure for the use of Ethyol in association with standard fractionated radiation therapy to protect against acute and late xerostomia (dry mouth) in head and neck cancer.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, decreased despite the increase in sales due to lower product manufacturing costs, which reflects increased factory throughput, lower active drug substance costs, tight controls on expenses, a favorable exchange rate between the Dutch Guilder and the U.S. Dollar and increased revenues from purchases of Ethyol by ALZA. As a percentage of sales, cost of sales in the three month period ended June 30, 1999, declined to 19% of product sales from 30% in the prior year period, due to the factors mentioned previously.

     Selling, general and administrative costs for the second quarter of 1999 increased to $3,706,700 from $2,755,700 in the corresponding 1998 period. The $951,000 increase is principally due to recruiting and staffing expenses incurred in connection with the recent expansion of the company's sales force in preparation for the company's assumption of full promotional responsibility for NeuTrexin and Hexalen in the United States. Approximately $450,000 of the total increase in selling, general and administrative costs relates to these expenses, the remainder of the increase relate to higher promotional spending for NeuTrexin and Hexalen of $229,000 and increased corporate and public relations costs of $219,000.

     Research and development costs for the three months ended June 30, 1999 increased to $6,212,700 from $4,198,900 in the second quarter of 1998. The $2,013,800 increase principally resulted from $1,575,000 in clinical expenditures related to the company's Phase II study of lodenosine (FddA), a nucleoside reverse transcriptase inhibitor, which began in late 1998. In addition, the increase reflects approximately $540,000 in higher clinical and consulting costs related to the continuation of several Phase III clinical trials investigating the use of Ethyol in radiation therapy and with various chemotherapeutic regimens and the use of NeuTrexin as an additional agent in the treatment of colorectal cancer.

     The net loss for the three months ended June 30, 1999 was $1,819,100 or $0.07 basic and diluted net loss per common share as compared to a loss of $3,135,800 or $0.13 basic and diluted net loss per common share in the 1998 period. The smaller loss for the 1999 period is principally attributable to the $3 million milestone payment from Schering-Plough and higher Ethyol sales revenue noted above.


SIX MONTHS ENDED JUNE 30, 1999

     Product sales increased to $11,589,900 for the six months ended June 30, 1999 as compared to $8,422,100 in the prior year period. Sales of Ethyol increased due to higher sales revenue received from both ALZA, the company's U.S. distribution partner, and Schering-Plough, the company's distribution partner in Europe. Sales of NeuTrexin and Hexalen were both lower than the prior year period. The company believes that sales of NeuTrexin and Hexalen were negatively affected during the second quarter by transitional factors relating to the assumption of full responsibility for promotion of these products in the United States by the company.

          Licensing, royalty and other income declined to $3,532,900 in the first half of 1999 as compared to $5,584,100 in the 1998 period due principally to a $5 million payment received from ALZA in the first quarter of 1998 related to the achievement of a clinical milestone for the development of the use of Ethyol in conjunction with radiation therapy. This compares to a $3 million payment received in May 1999 from Schering-Plough for achieving an approval for the use of Ethyol in association with standard fractionated radiation therapy to protect against acute and late xerostomia in head and neck cancer.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, decreased slightly in the first half of 1999 despite the increase in sales. As a percentage of sales, cost of sales in the six month period ended June 30, 1999, declined to 22% of product sales from 31% in the prior year period, due principally to improved margins on Ethyol product revenues received from ALZA and lower product manufacturing costs, which reflects increased factory throughput, lower active drug substance costs, tight controls on expenses and a favorable exchange rate between the Dutch Guilder and the U.S. Dollar.

     Selling, general and administrative costs for the first half of 1999 increased marginally to $7,146,100 from $7,029,800 in the first half of 1998. The $116,300 increase is principally due to recruiting and staffing expenses incurred in connection with the recent expansion of the company's sales force which represents approximately $450,000 of the total increase and higher corporate and public relations costs of $234,000. These increases are partly offset by savings of approximately $339,000 in administrative personnel costs resulting from the 1998 reorganization of several senior management positions.

     Research and development costs for the six months ended June 30, 1999 increased to $11,686,900 from $9,032,000 in the first six months of 1998. The $2,654,900 increase principally resulted from expenditures related to the company's Phase II study of lodenosine (FddA) and from higher drug product formulation expenses, also related to lodenosine, totaling $2,625,000. In addition, the increase reflects approximately $1,116,000 in higher personnel and consulting costs related to the continuation of several Phase III clinical trials investigating the use of Ethyol in radiation therapy and with various chemotherapeutic regimens and the use of NeuTrexin as an additional agent in the treatment of colorectal cancer. The 1998 first quarter included a provision of approximately $1 million for consulting and severance payments related to internal reorganization activities.

     The net loss for the six months ended June 30, 1999 was $4,941,300 or $0.19 basic and diluted net loss per common share as compared to a loss of $3,272,500 or $0.13 basic and diluted net loss per common share in the 1998 period. The smaller loss for the 1998 period is principally attributable to the $5 million milestone payment from ALZA noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, the issuance of unsecured and secured debt, sales of its drug products, Hexalen, NeuTrexin and Ethyol, investment income and revenues received through distribution and sublicense agreements. As of June 30, 1999, the company's cash and investments totaled $56,898,100. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first half of 1999, net cash used in operations amounted to $5,048,000 reflecting the net effect of the factors discussed above under "Results of Operations" less non-cash charges of $526,700 and a net working capital increase of $536,000, principally due to increased accounts receivable reflective of the timing of and the increase in product sales levels. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due to expenditures in clinical research, product development, marketing, selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development would have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated or used, the performance of the company's licensees and distributors, and the health care and reimbursement systems existing in markets where the company's products are, or may become, commercially available.

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

     The company invests its cash in a variety of financial instruments, principally securities issued by the U.S. Government and its agencies, investment grade corporate debt, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rises in interest rates, while floating rate securities may produce less income than expected if interest rates fall. At June 30, 1999, a majority of the company's investments were in floating rate instruments. The company does not expect changes in interest rates to have a material impact on the results of operations.

     The company believes its current cash and investments coupled with anticipated revenues generated from product sales and other sources, will be sufficient to cover the company's anticipated level of cash requirements for a period in excess of three years. However, the company's funding requirements may change due to numerous factors, including but not limited to, sales of the company's products, acquisition of new products and/or technologies, new clinical development initiatives, manufacturing costs, reimbursement policies, regulatory and intellectual property requirements, capital expenditures and other factors as discussed herein. The company is hopeful that its products will, in the near future, generate sufficient sales to provide meaningful cash resources, although no assurance can be given that they will do so. The company is also hopeful that it will in the future receive further regulatory approvals and that such approvals will increase sales. However, no assurance can be given that further regulatory approvals will be obtained in a timely manner, if ever, or that the return on product sales will be sufficient to cover operating expenses or that the company will have adequate financial resources to commercialize its products.

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

     The company's net capital expenditures were $630,700 for the six month period ended June 30, 1999. A majority of the company's plant, property and equipment are located at the company's manufacturing facility located in Nijmegen, The Netherlands. Further capital expenditures, estimated at $750,000 are planned during the remainder of 1999.

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

     The Year 2000 readiness and remediation plan is being conducted by the company using internal resources. As of June 30, 1999, the company had spent less than $200,000 fixing Year 2000 issues, including modifying software systems and replacing equipment, and these expenditures have been expensed or capitalized by the affected departments within the company in the normal course of business. The company estimates that the costs of completing its Year 2000 remediation plan will be less than $400,000 and expects to fund these costs from currently available resources.

     The company does not anticipate that addressing the Year 2000 issue for its internal software systems and equipment will delay the implementation of the company's other planned information technology projects or have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems could occur. The company is currently unable to predict the extent to which it would be vulnerable to a failure by one or more other companies, such as its vendors, customers and commercial partners, to remediate Year 2000 issues on a timely basis. Any such failures could have a material adverse effect on the company. The company is implementing a plan to increase its inventory levels of key materials and components for its products during the last half of 1999 and the first half of 2000. To date the company has not made any other contingency plans to address Year 2000 risks. Further contingency plans will be developed if it appears that the company or its key vendors, customers or commercial partners will not be Year 2000 compliant and that such noncompliance can be expected to have a material adverse impact on the company's operations. The Audit Committee of the Board of Directors maintains an ongoing appraisal of the scope, estimated costs and implementation of the company's Year 2000 remediation plan.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On April 29, 1996, U.S. Bioscience filed a reply to Ichthyol Gesellschaft's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor Ichthyol Gesellschaft's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg at which time Ichthyol Gesellschaft. was given leave to appeal against the judgment rendered in favor of U.S. Bioscience, Inc. Ichthyol Gesellschaft. filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings. In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice and in June 1999, Ichthyol Gesellschaft filed the grounds for the appeal on points of law. It is not possible to predict the decision of the Federal Court of Justice with respect to this appeal.


Item 2.  Changes in Securities.
          Not applicable.

Item 3.  Defaults Upon Senior Securities.
          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The information called for by this item was provided in the company's report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.

Item 5.  Other Information.
          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          a.   Exhibits

                    27   Financial Data Schedule

          b. The company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                         U.S. BIOSCIENCE, INC.


Date:  August 5, 1999                    By:    /s/ Robert I. Kriebel
                                               ---------------------------
                                               Robert I. Kriebel
                                               Executive Vice President and
                                               Chief Financial Officer

                             U.S. BIOSCIENCE, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------
       Exhibit No.                                                      Page
       -----------                                                      ----

           27        Financial Data