Form 10-Q
period 1999-09-30
U S BIOSCIENCE INC
filed 1999-11-15
CIK 847562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number                  1-10392
                       ---------------------------------------------------------

                            U.S. BIOSCIENCE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified on its charter)


            Delaware                                       23-2460100
--------------------------------                        ----------------
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


As of November 8, 1999 there were 27,606,400 shares of common stock outstanding.


                                             Page 1 of 19 sequentially
                                             numbered pages

                             U.S. BIOSCIENCE, INC.

                                     INDEX


                                                                                   Page
                                                                                   ----
Part I - Financial Information

 Item 1.  Financial Statements

    Consolidated Balance Sheets                                                    3

    Consolidated Statements of Operations                                          4

    Consolidated Statements of Cash Flows                                          5

    Consolidated Statements of Stockholders' Equity                                6

    Notes to Consolidated Financial Statements                                     7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                           10


Part II - Other Information

 Item 1.  Legal Proceedings                                                       17

 Item 6.  Exhibits and Reports on Form 8-K                                        17

                             U.S. BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                        ------------------     ---------------
                                                                           (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents                                               $    8,846,500     $   6,771,000
  Investments                                                                 11,442,200        18,114,200
  Accounts receivable, net of allowances of $727,000 in
   both 1999 and 1998                                                          4,157,600         1,729,600
  Interest receivable                                                             20,600            29,400
  Inventories                                                                  3,439,500         2,873,200
  Other                                                                        1,538,400           707,100
                                                                          ----------------  ---------------
            Total current assets                                              29,444,800        30,224,500

  Investments in long-term securities                                         31,579,700        17,063,700
  Property, plant and equipment at cost, less accumulated depreciation         5,162,200         5,433,700
                                                                          ----------------  ---------------
            Total assets                                                  $   66,186,700     $  52,721,900
                                                                          ================   ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related payroll taxes payable                  $    1,839,000     $   1,183,000
  Accrued clinical grants payable                                              4,923,100         4,167,100
  Accrued product manufacturing costs payable                                    797,700           795,400
  Accrued  marketing costs payable                                               459,600           390,300
  Accrued professional fees payable                                            1,028,400         1,478,500
  Line of credit                                                                 769,900           849,300
  Current maturities of long-term debt                                           168,800           645,800
  Accounts payable and other accrued liabilities                               1,780,700         2,035,100
                                                                          ----------------  ---------------
            Total current liabilities                                         11,767,200        11,544,500

Long-term liabilities:
  Long-term debt, net of current maturities                                      400,000           522,600
  Other long-term liabilities                                                  1,888,400         1,921,600
                                                                          ----------------  ---------------
            Total long-term liabilities                                        2,288,400         2,444,200
                                                                          ----------------  ---------------
            Total liabilities                                                 14,055,600        13,988,700

Stockholders' equity:
  Preferred stock, $.005 par value-5,000,000 shares authorized;
      none issued                                                                 ---               ---
  Common stock, $.01 par value-50,000,000 shares authorized; 27,562,300 shares issued at  September 30, 1999, and 24,363,200 shares
      issued at December 31, 1998                                                275,600           243,600
  Additional paid-in capital                                                 193,505,000       170,645,100
  Deferred compensation                                                         (378,000)           ---
  Accumulated deficit                                                       (140,157,000)     (131,580,200)
  Accumulated other comprehensive loss                                          (866,300)         (430,700)
                                                                          ----------------  ---------------
                                                                              52,379,300        38,877,800
  Less cost of treasury stock - 23,900 and 13,600 shares respectively           (248,200)         (144,600)
                                                                          ----------------  ---------------
            Total stockholders' equity                                        52,131,100        38,733,200
                                                                          ----------------  ---------------
            Total liabilities and stockholders' equity                    $   66,186,700     $  52,721,900
                                                                          ================   ==============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        --------------------------    ---------------------------
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                        --------------------------    ---------------------------
                                                            1999          1998            1999          1998
                                                        -----------   ------------    ------------   ------------
Revenues:
   Net sales                                           $  6,460,600   $  5,890,800    $ 18,050,500    $ 14,312,900
   Net investment income                                    736,400        669,500       2,119,300       2,116,200
   Licensing, royalty and other income                      318,300        213,400       3,851,200       5,797,500
                                                       -------------  -------------   -------------   ------------
                                                          7,515,300      6,773,700      24,021,000      22,226,600

Expenses:
   Cost of sales                                          1,487,900      1,649,900       4,048,300       4,231,600
   Selling, general and administrative costs              3,931,200      3,106,600      11,077,300      10,136,400
   Research and development costs                         5,709,300      4,435,200      17,396,200      13,467,200
   Interest expense                                          22,400         38,000          76,000         119,900
                                                       -------------  -------------   -------------   ------------
                                                         11,150,800      9,229,700      32,597,800      27,955,100
                                                       -------------  -------------   -------------   ------------
Net loss                                               $ (3,635,500)  $ (2,456,000)   $ (8,576,800)   $ (5,728,500)
                                                       =============  =============   =============   ============

Basic and diluted loss per common share                $      (0.13)  $      (0.10)   $      (0.32)   $      (0.24)

Weighted average number of common shares outstanding
   Basic and Diluted                                     27,416,300     24,335,200      26,922,700      24,290,200


                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 -------------------------------
                                                                                                     1999               1998
                                                                                                 -------------    --------------
Change in Cash and Cash Equivalents
Cash flows provided by (used in) operating activities:
    Net (loss) income                                                                           $   (8,576,800)    $   (5,728,500)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation                                                                                   755,400            655,600
        Compensation element of stock option grants and awards                                         196,900             ---
        Change in accounts receivable                                                               (2,428,000)          (526,200)
        Change in interest receivable                                                                    8,800             90,400
        Change in inventories                                                                         (607,300)           246,400
        Change in other current assets                                                                (825,800)           337,700
        Change in current liabilities                                                                  865,300            450,400
        Change in other long-term liabilities                                                          (33,200)            84,600
                                                                                                  -------------      --------------
             Total adjustments                                                                      (2,067,900)         1,338,900
                                                                                                  -------------      --------------
             Net cash provided by (used in) operating activities                                   (10,644,700)        (4,389,600)

Cash flows provided by (used in) investing activities:
        Proceeds from investments matured and sold                                                  79,118,100         29,371,400
        Purchase of investments                                                                    (86,976,600)       (29,767,000)
        Purchase of property, plant and equipment                                                     (897,000)          (498,200)
                                                                                                  -------------      --------------
             Net cash provided by (used in) investing activities                                    (8,755,500)          (893,800)

Cash flows provided by (used in) financing activities:
        Proceeds from issuance of common stock and private placement of securities                  19,969,100              5,000
        Purchase of treasury stock                                                                    (103,600)            ---
        Proceeds from exercise of stock options                                                      2,347,900            527,300
        Proceeds from line of credit                                                                    ---                 1,600
        Repayment of long-term debt                                                                   (556,100)          (560,100)
                                                                                                  -------------      --------------
             Net cash provided by (used in) financing activities                                    21,657,300            (26,200)

Effect of exchange rate changes on cash                                                               (181,600)           (74,100)
                                                                                                  -------------      --------------
Net increase (decrease) in cash and cash equivalents                                                 2,075,500         (5,383,700)
Cash and cash equivalents-beginning of period                                                        6,771,000         26,569,400
                                                                                                  -------------      --------------
Cash and cash equivalents-end of period                                                         $    8,846,500     $   21,185,700
                                                                                                   ============       =============
Supplemental cash flow disclosure:
        Interest paid                                                                           $       51,200     $       84,100

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          COMMON STOCK
                                                                   -------------------------     ADDITIONAL
                                                                   NUMBER OF                      PAID-IN        ACCUMULATED
                                                                     SHARES        AMOUNT         CAPITAL          DEFICIT
                                                                   ----------    -----------   -------------    --------------
Balance at December 31, 1996                                      22,879,900     $ 228,800     $ 151,244,400    $ (114,617,200)

  Proceeds from exercise of stock options                            149,300         1,500           728,800           ---
  Compensation related to stock options                                ---           ---              40,000           ---
  Issuance of shares ($18.256 per shares, less costs)              1,178,900        11,800        17,892,000           ---
  Conversion of warrants                                               ---           ---                 600           ---
  Comprehensive loss:
  Net loss for the year ended  December 31, 1997                       ---           ---              ---           (7,909,100)
  Foreign currency translation adjustment                              ---           ---              ---              ---
  Unrealized gain (loss) on investments                                ---           ---              ---              ---
    Comprehensive loss
                                                                  ----------     ---------      -------------   --------------
Balance at December 31, 1997                                      24,208,100     $ 242,100      $ 169,905,800   $ (122,526,300)

  Proceeds from exercise of stock options                            154,800         1,500            694,200          ---
  Compensation related to stock options                                ---           ---               40,000          ---
  Treasury stock                                                       ---           ---               ---             ---
  Conversion of warrants                                                 300         ---                5,100          ---
  Comprehensive loss:
  Net loss for the year ended  December 31, 1998                       ---           ---               ---          (9,053,900)
  Foreign currency translation adjustment                              ---           ---               ---             ---
  Unrealized gain (loss) on investments                                ---           ---               ---             ---
    Comprehensive loss
                                                                  ----------     ---------      -------------   --------------
Balance at December 31, 1998                                      24,363,200     $ 243,600      $ 170,645,100   $ (131,580,200)

  Proceeds from exercise of stock options                            476,700         4,800          2,343,100          ---
  Issuance of shares ($7.44 per shares, less costs)                2,686,700        26,900         19,942,200          ---
  Treasury stock                                                       ---           ---               ---             ---
  Deferred compensation resulting
      from grant of stock options and stock awards                    35,700           300            534,600          ---
  Compensation expense relating to stock options and awards            ---           ---               40,000          ---
  Comprehensive loss:
  Net loss for the nine months ended  September 30, 1999               ---           ---               ---          (8,576,800)
  Foreign currency translation adjustment                              ---           ---               ---             ---
  Unrealized gain (loss) on investments                                ---           ---               ---             ---
    Comprehensive loss
                                                                  ----------     ---------      -------------   --------------
Balance at September 30, 1999  (Unaudited)                        27,562,300     $ 275,600      $ 193,505,000   $ (140,157,000)
                                                                  ==========     =========      =============   ==============

                                                                                                ACCUMULATED
                                                                                                   OTHER            TOTAL
                                                                  TREASURY         DEFERRED     COMPREHENSIVE    STOCKHOLDERS'
                                                                   STOCK         COMPENSATION      (LOSS)           EQUITY
                                                                 ----------     -------------   -------------    -------------
Balance at December 31, 1996                                    $     ---       $      ---      $      38,300    $ 36,894,300

  Proceeds from exercise of stock options                             ---              ---              ---           730,300
  Compensation related to stock options                               ---              ---              ---            40,000
  Issuance of shares ($18.256 per shares, less costs)                 ---              ---              ---        17,903,800
  Conversion of warrants                                              ---              ---              ---               600
  Comprehensive loss:
  Net loss for the year ended  December 31, 1997                      ---              ---              ---        (7,909,100)
  Foreign currency translation adjustment                             ---              ---           (663,100)       (663,100)
  Unrealized gain (loss) on investments                               ---              ---             27,000          27,000
                                                                                                                 ------------
    Comprehensive loss                                                                                             (8,545,200)
                                                                ----------      -----------     -------------    ------------
Balance at December 31, 1997                                    $        0      $         0     $    (597,800)   $ 47,023,800

  Proceeds from exercise of stock options                             ---              ---              ---           695,700
  Compensation related to stock options                               ---              ---              ---            40,000
  Treasury stock                                                  (144,600)            ---              ---          (144,600)
  Conversion of warrants                                              ---              ---              ---             5,100
  Comprehensive loss:
  Net loss for the year ended  December 31, 1998                      ---              ---              ---        (9,053,900)
  Foreign currency translation adjustment                             ---              ---            185,100         185,100
  Unrealized gain (loss) on investments                               ---              ---            (18,000)        (18,000)
                                                                                                                 ------------
    Comprehensive loss                                                                                             (8,886,800)
                                                                ----------      -----------     -------------    ------------
Balance at December 31, 1998                                    $ (144,600)     $     ---       $    (430,700)   $ 38,733,200

  Proceeds from exercise of stock options                             ---             ---               ---         2,347,900
  Issuance of shares ($7.44 per shares, less costs)                   ---             ---               ---        19,969,100
  Treasury stock                                                  (103,600)           ---               ---          (103,600)
  Deferred compensation resulting
      from grant of stock options and stock awards                    ---         (534,900)             ---             ---
  Compensation expense relating to stock options and awards           ---          156,900              ---           196,900
  Comprehensive loss:
  Net loss for the nine months ended  September 30, 1999              ---             ---               ---        (8,576,800)
  Foreign currency translation adjustment                             ---             ---            (421,100)       (421,100)
  Unrealized gain (loss) on investments                               ---             ---             (14,500)        (14,500)
                                                                                                                 ------------
    Comprehensive loss                                                                                             (9,012,400)
                                                                ----------      -----------     -------------    ------------
Balance at September 30, 1999  (Unaudited)                      $ (248,200)     $ (378,000)     $    (866,300)   $ 52,131,100
                                                                ==========      ==========       ============    ============

                                                         See accompanying notes.

                             U.S. BIOSCIENCE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Business -- The company is a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and allied diseases. Through September 30, 1999, the company's revenues have been derived principally from product sales of Ethyol(R), NeuTrexin(R), and Hexalen(R), licensing and distribution fees for rights to develop and market certain products principally in the United States, payments for achieving certain clinical development milestones and investment income. Expenses incurred have been primarily for the development of its drugs and related therapies, marketing and sales activities, and corporate and administrative activities.

     Unaudited Information -- The financial information for the three and nine month periods ended September 30, 1999 and 1998, included herein is unaudited. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Such information includes all adjustments, consisting of adjustments of a normal and recurring nature, which, in the opinion of the company, are necessary for a fair presentation of the company's consolidated financial position and the results of its operations and cash flows.

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

     Inventories -- Inventories are stated at the lower of cost (first in, first out) or fair value. Inventories consist of:


                                    September 30,              December 31,
                                        1999                       1998
                                    -------------              ------------

Raw materials                          $1,141,000                $1,086,900

Work-in-process                         1,862,200                 1,014,700

Finished goods                            436,300                   771,600
                                    -------------              ------------
Total                                  $3,439,500                $2,873,200
                                    =============              ============

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

Property, plant and equipment consists of:

                                          September 30,      December 31,
                                              1999               1998
                                          -------------      ------------

Land, buildings, and leasehold             $ 1,934,500       $ 2,034,900
 improvements

Equipment, furniture and fixtures           10,502,200        10,131,200

Accumulated depreciation                    (7,274,500)       (6,732,400)
                                          -------------      ------------
Property, plant and equipment, net         $ 5,162,200       $ 5,433,700
                                          =============      ============

     Long-term Debt -- Long-term debt consists of:


                                          September 30,      December 31,
                                              1999               1998
                                          -------------      ------------

MELF Equipment Loan                         $ 50,700           $  106,900

Mortgage Loan                                384,100              456,000

Term Loan                                     50,000              500,000

Capital Lease Obligations                     84,000              105,500
                                          -------------      ------------
                                            $568,800           $1,168,400

Less Current Portion                         168,800              645,800
                                          -------------      ------------
Long-Term Debt                              $400,000           $  522,600
                                          =============      ============

     Accumulated Other Comprehensive Loss -- The components of other comprehensive loss consist of:

                                                                  Unrealized Gain /
                                             Currency                 (Loss) on
                                           Translation           Available-for-Sale
                                            Adjustment               Securities                  Total
                                           -----------           ------------------          ------------

Balance at December 31, 1996                $  48,200                    ($9,900)             $  38,300

    Currency translation adjustment          (663,100)                         0               (663,100)

    Unrealized gain on investments                  0                     27,000                 27,000
                                           -----------           ------------------          ------------
Balance at December 31, 1997                 (614,900)                    17,100               (597,800)

    Currency translation adjustment           185,100                          0                185,100

    Unrealized (loss) on investments                0                    (18,000)               (18,000)
                                           -----------           ------------------          ------------
Balance at December 31, 1998                 (429,800)                      (900)              (430,700)

    Currency translation adjustment          (421,100)                         0               (421,100)

    Unrealized gain on investments                  0                    (14,500)               (14,500)
                                           -----------           ------------------          ------------
Balance at September 30, 1999               $(850,900)                  $(15,400)             $(866,300)
                                           ===========           ==================          ============

     Segment Disclosures -- The company operates in only one "dominant segment," as substantially all of its consolidated revenues, losses and assets are derived and utilized in the development and commercialization of pharmaceutical products used in the treatment of cancer. The company had sales revenue from two major customers which accounted for the following percentages of total net sales revenue during the three and nine month periods ended September 30:

                        Three Months ended   Nine Months ended
                           September 30,       September  30,
                        -------------------  ------------------
                           1999      1998       1999      1998
                        ---------  --------  ---------  -------
      Customer 1           51%        41%        53%       37%
      Customer 2           24%        21%        21%       21%

     A summary by geographic area of revenues from customers and net income/(loss) for the three and nine month periods ending September 30, and identifiable assets as of the dates indicated, are as follows:

                                   Three Months ended          Nine Months ended
                                      September 30,              September  30,
                                ------------------------   --------------------------
                                  1999           1998          1999          1998
                               -----------   -----------   -----------   ------------
Revenues from customers:
 United States                 $ 4,840,800   $ 4,742,900   $14,129,200    $16,437,700
 International                   1,938,100     1,361,300     7,772,500      3,672,700
                               -----------   -----------   -----------   ------------
                               $ 6,778,900   $ 6,104,200   $21,901,700    $20,110,400
                               ===========   ===========   ===========    ===========

Net income / (loss):
 United States                 $(3,441,900)  $(1,703,600)  $(7,495,300)   $(3,426,800)
 International                    (193,600)     (752,400)   (1,081,500)    (2,301,700)
                               -----------   -----------   -----------   ------------
                               $(3,635,500)   $(2,456,000)  $(8,576,800)  $(5,728,500)
                               ===========   ===========   ===========    ===========


                                          September 30,      December 31,
                                              1999               1998
                                          -------------      ------------
Identifiable assets:
 United States                             $59,783,500       $47,516,800
 International                               6,403,200         5,205,100
                                           -----------       -----------
                                           $66,186,700       $52,721,900
                                           ===========       ===========

     Additionally, all information in this quarterly report should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be obtained in any other interim period or the entire year.

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

     Operations for the nine months ended September 30, 1999 consisted primarily of activities relating to the promotion of Ethyol(R) (amifostine) in the United States with co-promotion partner ALZA Corporation ("ALZA"), the promotion and marketing of Hexalen(R) (altretamine) and NeuTrexin(R) (trimetrexate glucuronate) in the United States, the expansion of the company's sales force, continuing clinical trials and regulatory activities for Ethyol, NeuTrexin and lodenosine (FddA), product development activities for lodenosine, Ethyol and NeuTrexin, and business development activities in the United States and Europe. The company also completed, during the first quarter of 1999, a $20 million equity placement with three venture capital funds (see "Liquidity and Capital Resources" below.)

     The company believes that its expenditures for research and development, marketing and administration, capital equipment and facilities will continue to exceed revenues as a result of further clinical trials aimed at label expansion and regulatory approvals for Ethyol and NeuTrexin, the marketing of Hexalen, NeuTrexin and Ethyol in the United States, the furtherance of product development activities and the enhancement of manufacturing and analytical capabilities.


Results of Operations
Three months ended September 30, 1999

     Product sales increased to $6,460,600 for the three months ended September 30, 1999 as compared to $5,890,800 in the prior year period. Sales of Ethyol, the company's cytoprotective product, increased due to higher sales revenue received from both ALZA, the company's distribution partner in the United States, and Schering-Plough, the company's European distribution partner. Sales of NeuTrexin, the company's anti-folate, and Hexalen, the company's ovarian cancer therapy, were lower than the prior year period. The company believes that sales of NeuTrexin and Hexalen, in the United States, were negatively affected during the third quarter by transitional factors relating to the assumption of full responsibility for promotion of these products in the United States by the company.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, decreased despite the increase in sales due to lower product manufacturing costs, which reflects increased factory throughput, lower active drug substance costs, tight controls on expenses, a favorable exchange rate between the

Dutch Guilder and the U.S. Dollar and increased revenues from purchases of Ethyol by ALZA. As a percentage of sales, cost of sales in the three month period ended September 30, 1999, declined to 23% of product sales from 28% in the prior year period, due to the factors mentioned previously.

     Selling, general and administrative costs for the third quarter of 1999 increased to $3,931,200 from $3,106,600 in the corresponding 1998 period. The $824,600 increase is principally due to personnel and travel expenses incurred in connection with the expansion of the company's sales force for the company's assumption of full promotional responsibility for NeuTrexin and Hexalen in the United States. Approximately $400,000 of the total increase in selling, general and administrative costs relate to these expenses, the remainder of the increase relates to higher promotional spending for NeuTrexin and Hexalen of $317,000.

     Research and development costs for the three months ended September 30, 1999 increased to $5,709,300 from $4,435,200 in the third quarter of 1998. The $1,274,100 increase principally resulted from $1,083,100 in clinical expenditures related to the company's Phase II study of lodenosine (FddA), a nucleoside reverse transcriptase inhibitor, which began in late 1998. In addition, the increase reflects approximately $450,400 in higher clinical consulting costs related to the continuation of several Phase III clinical trials investigating the use of Ethyol in radiation therapy and with various chemotherapeutic regimens and the use of NeuTrexin as an additional agent in the treatment of colorectal cancer.

     The net loss for the three months ended September 30, 1999 was $3,635,500 or $0.13 basic and diluted net loss per common share as compared to a loss of $2,456,000 or $0.10 basic and diluted net loss per common share in the 1998 period.

Nine months ended September 30, 1999

     Product sales increased to $18,050,500 for the nine months ended September 30, 1999 as compared to $14,312,900 in the prior year period. Sales of Ethyol increased due to higher sales revenue received from both ALZA, the company's U.S. distribution partner, and Schering-Plough, the company's distribution partner in Europe. Sales of NeuTrexin and Hexalen were both lower than the prior year period. The company believes that sales of NeuTrexin and Hexalen were negatively affected during the third quarter by transitional factors relating to the assumption of full responsibility for promotion of these products in the United States by the company.

          Licensing, royalty and other income was $3,851,200 in the first nine months of 1999 as compared to $5,797,500 in the 1998 period principally due to a $5 million payment received from ALZA in the first quarter of 1998 for the achievement of a clinical milestone for the development of the use of Ethyol in conjunction with radiation therapy. This compares to a $3 million payment received in May 1999 from Schering-Plough for achieving an approval for the use of Ethyol in association with standard fractionated radiation therapy to protect against acute and late xerostomia in head and neck cancer.

     Cost of sales, which consists of product manufacturing, testing, distribution and royalty expenses, decreased slightly in the first nine months of 1999 despite the increase in sales. As a percentage of sales, cost of sales in the nine month period ended September 30, 1999, declined to 22% of product sales from 30% in the prior year period, due principally to improved margins on Ethyol product revenues received from ALZA and lower product manufacturing costs, which reflects increased factory throughput, lower active drug substance costs, tight controls on expenses and a favorable exchange rate between the Dutch Guilder and the U.S. Dollar.

     Selling, general and administrative costs for the first nine months of 1999 increased to $11,077,300 from $10,136,400 in the first nine months of 1998. The $940,900 increase is principally due to recruiting and staffing expenses incurred in connection with the recent expansion of the company's sales force which represents approximately $850,000 of the total increase and higher corporate and public relations costs of $258,000. These increases are partly offset by savings of approximately $350,000 in administrative personnel costs resulting from the 1998 reorganization of several senior management positions.

     Research and development costs for the nine months ended September 30, 1999 increased to $17,396,200 from $13,467,200 in the first nine months of 1998. The $3,929,000 increase principally resulted from expenditures related to the company's Phase II study of lodenosine (FddA) and from higher drug product formulation expenses, also related to lodenosine, totaling $4,483,000. In Addition, the increase reflects approximately $1,214,800 in higher personnel and consulting costs related to the continuation of several Phase III clinical trials investigating the use of Ethyol in radiation therapy and with various chemotherapeutic regimens and the use of NeuTrexin as an additional agent in the treatment of colorectal cancer. These increases are partly offset by a decrease of $1,726,500 in clinical supplies and grant expenditures which are incurred during the enrollment and treatment phases of Phase III trials. In addition, the 1998 first quarter included a provision of approximately $1 million for consulting and severance payments related to internal reorganization activities.

     The net loss for the nine months ended September 30, 1999 was $8,576,800 or $0.32 basic and diluted net loss per common share as compared to a loss of $5,728,500 or $0.24 basic and diluted net loss per common share in the 1998 period. The smaller loss for the 1998 period is principally attributable to the $5 million milestone payment from ALZA noted above.

Liquidity and Capital Resources

     Since its inception in 1987, the company has financed operations principally through the sale of equity capital, the issuance of unsecured and secured debt, sales of its drug products, Hexalen, NeuTrexin and Ethyol, investment income and revenues received through distribution and sublicense agreements. As of September 30, 1999, the company's cash and investments totaled $51,868,400. The company's investment portfolio consists of securities issued by the U.S. Government or its agencies and investment grade corporate debt instruments.

     During the first nine months of 1999, net cash used in operations amounted to $10,644,700 reflecting the net effect of the factors discussed above under "Results of Operations" less non-cash charges of $952,300 and a net working capital increase of $2,987,000, principally due to increased accounts receivable reflective of the timing of and the increase in product sales levels. Until such time as the company receives significantly increased revenues, the company's cash position will continue to be reduced due to expenditures in clinical research, product development, marketing, selling and administrative activities. Failure to achieve significant sales from the company's currently approved products and to obtain additional regulatory approvals on products currently in development would have a material adverse effect on the company. The level of future product sales will depend on several factors, including product acceptance, market penetration, competitive products, the incidence and severity of diseases and side effects for which the company's products are indicated or used, the performance of the company's licensees and distributors, and the health care and reimbursement systems existing in markets where the company's products are, or may become, commercially available.

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

     The company invests its cash in a variety of financial instruments, principally securities issued by the U.S. Government and its agencies, investment grade corporate debt, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rises in interest rates, while floating rate securities may produce less income than expected if interest rates fall. At September 30, 1999, a majority of the company's investments were in floating rate instruments. The company does not expect changes in interest rates to have a material impact on the results of operations.

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

     The company's net capital expenditures were $897,000 for the nine month period ended September 30, 1999. A majority of the company's plant, property and equipment are located at the company's manufacturing facility located in Nijmegen, The Netherlands. Further capital expenditures, estimated at $175,000 are planned during the remainder of 1999.

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

     The Year 2000 readiness and remediation plan is being conducted by the company using internal resources. As of September 30, 1999, the company had spent less than $200,000 fixing Year 2000 issues, including modifying software systems and replacing equipment, and these expenditures have been expensed or capitalized by the affected departments within the company in the normal course of business. The company estimates that the costs of completing its Year 2000 remediation plan will be less than $300,000 and expects to fund these costs from currently available resources.

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


Subsequent Events

     On September 22, 1999, MedImmune, Inc. and U.S. Bioscience, Inc. announced that they have entered into a definitive agreement for MedImmune to acquire the company Under the terms of the agreement, MedImmune will acquire all of the company's outstanding shares in a tax-free, stock-for-stock merger that is intended to be accounted for under the pooling-of-interests method of accounting for business combinations. The equity value is $474 million or a transaction value of approximately $422 million (net of cash) based on an average MedImmune stock price of $106 per share and 29.8 million fully diluted U.S. Bioscience shares. The exchange ratio will be 0.15 MedImmune shares per U.S. Bioscience share, subject to adjustment depending on the average closing price of MedImmune over the 20-day trading period ending three days prior to the U.S. Bioscience shareholder meeting to consider the merger which is scheduled for November 23, 1999.

     If MedImmune's average share price is greater than $140 during this 20-day period, the exchange ratio shall be $19.10 divided by the average share price. If MedImmune's average share price is greater than $132, but less than or equal to $140 the exchange ratio shall be 0.1364. If MedImmune's average share price is $132 or lower, but more than $120, the exchange ratio will be $18 divided by MedImmune's average share price. If MedImmune's share price is $100 or lower, but more than $88, the exchange ratio shall be $15 divided by MedImmune's average share price, and if the average share price is lower than $88, but more than $80 the exchange ratio shall be 0.1705. If MedImmune's average share price is less than $80, U.S. Bioscience may terminate the merger agreement unless MedImmune delivers a notice to the effect that the exchange ratio shall be $13.64 divided by the average share price.

     The Boards of Directors of both MedImmune and U.S. Bioscience have approved the proposed merger, which is subject to customary conditions, including U.S. Bioscience stockholder approval. Stockholders of record as of October 22, 1999 will be entitled to vote on the merger at the special meeting of stockholders scheduled for November 23, 1999.

     The merger agreement provides that U.S. Bioscience pay MedImmune a $15 million termination fee and up to $2 million in expenses, under certain circumstances. In addition, as a condition to entering into the transaction, MedImmune required the company to grant MedImmune an option to purchase a number of newly issued shares of U.S. Bioscience common stock equal to 19.9% of the company's outstanding common stock at an exercise price of $16.50 per share if any of the events occur that entitle MedImmune to receive the termination fee under the merger agreement. The stock option agreement limits MedImmune's total profit under the stock option to $17 million less any termination fee and expenses it actually receives under the merger agreement. The company anticipates that the transaction will close in the fourth quarter of 1999.

     On October 14, 1999, the company announced that it had suspended clinical testing of lodenosine (FddA). The company's IND is on clinical hold pending review of additional scientific information regarding serious adverse events seen during a Phase II clinical trial, including patient deaths.

     The Phase II trial was designed to evaluate the efficacy and safety of three different dosages of lodenosine, a nucleoside reverse transcriptase inhibitor, in combination with two additional antiretrovirals for the treatment of HIV-infected adults, compared with a control group. The trial enrolled approximately 176 patients on lodenosine at 27 clinical centers in three countries. Effective with the suspension, all patients were discontinued from lodenosine.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On February 28, 1996, Ichthyol Gesellschaft Cordes, Hermanni & Co. ("Ichthyol Gesellschaft") filed a complaint for refrain, information and damages with the Regional Court of Hamburg against U.S. Bioscience, Inc. on the grounds of trademark infringement in respect of the use of the trademark "Ethyol" in Germany. On April 29, 1996, U.S. Bioscience filed a reply to Ichthyol Gesellschaft's complaint stating U.S. Bioscience's position that the trademark "Ethyol" does not infringe plaintiff's trademark rights in the trademark "Ichthyol" nor Ichthyol Gesellschaft's firm right in the slogan "Ichthyol." The suit was dismissed on January 29, 1997, by the Regional Court of Hamburg at which time Ichthyol Gesellschaft. was given leave to appeal against the judgment rendered in favor of U.S. Bioscience, Inc. Ichthyol Gesellschaft. filed an appeal, and a judgment was rendered in favor of U.S. Bioscience in the appellate proceedings. In January 1999, Ichthyol Gesellschaft filed an appeal on points of law with the Federal Court of Justice, and in June 1999, Ichthyol Gesellschaft filed the grounds for the appeal on points of law. In October 1999, the Federal Court of Justice accepted Ichthyol Gesellschaft's appeal on points of law. U.S. Bioscience has been advised that it usually takes a year and a half from the acceptance of such an appeal until a hearing is held, and it is not possible to predict the decision of the Federal Court of Justice with respect to this matter.


Item 2.  Changes in Securities.
          Not applicable.

Item 3.  Defaults Upon Senior Securities.
          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
          Not applicable.

Item 5.  Other Information.
          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          a.  Exhibits

                    27  Financial Data Schedule

          b. The company filed the following reports since the beginning of the quarter ended
               September 30, 1999:

                        Date of Report          Items Covered
                      ------------------      -----------------
                      September 21, 1999           5 and 7
                      October 21, 1999             5 and 7

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                         U.S. BIOSCIENCE, INC.


Date:  November 11, 1999                 By:   /s/ Robert I. Kriebel
                                              ---------------------------------
                                              Robert I. Kriebel
                                              Executive Vice President and
                                              Chief Financial Officer

                             U.S. BIOSCIENCE, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                                   Page
-----------                                                   ----

    27            Financial Data